Form 10-Q
period 2009-05-31
Pana-Minerales S.A.
filed 2009-06-16
CIK 1380713

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(X )	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITES EXCHANGE ACT OF 1934
For the quarterly period ended May 31, 2009

( )	TRANSACTION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transaction period from to

Commission File number 333-154218

PANA-MINERALES S.A.
(Exact name of registrant as specified in charter)

Nevada	98-0515701
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employee I.D. No.)

Primera Calle El Carmen, EDF. PH Villa Medici
Apt. 28, Torre C, Panama, Rep. of Panana
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number 507-391-6820

Not Applicable
(Former name, former address and formal fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes [X] No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a small reporting company. See definition of “large accelerated filer”, “accelerated filer” and “small reporting company” Rule 12b-2 of the Exchange Act.

Large accelerated filer   [   ]                                                                                                        Accelerated filer                            [   ]
Non-accelerated filer     [   ]  (Do not check if a small reporting company)                                         Small reporting company     [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)         Yes [X]   No   [   ]

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
PROCEEDINGS DURING THE PROCEDING FIVE YEARS

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 after the distribution of securities subsequent to the distribution of securities under a plan confirmed by a court.  Yes □ No □

APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

May 31, 2009: 14,000,000 common shares

		Page Number

PART 1.	FINANCIAL INFORMATION

ITEM 1.	Financial Statements (unaudited)	3

	Balance Sheets as at May 31, 2009 and August 31, 2008	4

	Statement of Operations For the three and nine months ended May 31, 2009 and 2008 and for the period October 4, 2006 (Date of Inception) to May 31, 2009	5

	Statement of Cash Flows For the nine months ended May 31, 2009 and 2008 and for the period October 4, 2006 (Date of Inception) to May 31, 2009	6

	Notes to the Financial Statements.	7

ITEM 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	13

ITEM 3.	Quantitative and Qualitative Disclosure about Market Risk	19

ITEM 4.	Controls and Procedures	20

ITEM 4T.	Controls and Procedures	21

PART 11.	OTHER INFORMATION	21

ITEM 1.	Legal Proceedings	21

ITEM 1A.	Risk Factors	21

ITEM 2.	Unregistered Sales of Equity Securities and Use of Proceeds	26

ITEM 3.	Defaults Upon Senior Securities	26

ITEM 4.	Submission of Matters to a Vote of Security Holders	26

ITEM 5.	Other Information	26

ITEM 6.	Exhibits	27

	SIGNATURES.	28

PART 1 – FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS

The accompanying balance sheets of Pana-Minerales S.A. (a pre-exploration stage company) at May 31, 2009 (with comparative figures as at August 31, 2008) and the statement of operations for the three and nine months ended May 31, 2009 and 2008 and from October 4, 2006 (date of incorporation) to May 31, 2009 and the statement of cash flows for the nine months ended May 31, 2009 and 2008 and for the period from October 4, 2006 (date of incorporation) to May 31, 2009 have been prepared by the Company’s management in conformity with accounting principles generally accepted in the United States of America.  In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature.

Operating results for the quarter ended May 31, 2009, are not necessarily indicative of the results that can be expected for the year ending August 31, 2009.

PANA-MINERALES S.A.
(An Exploration Stage Company)

Balance Sheets
(In US Dollars)

(Unaudited)

	May 31, 2009	August 31, 2008

ASSETS

Current Assets
Cash	0	0
Total Current Assets	0	0

Equipment	0	0

TOTAL ASSETS	0	0

LIABILITIES

Current Liabilities
Accounts Payable	8,397	7,416
Due to Directors	22,450	194
Total Current Liabilities	30,847	7,610

Long term Liabilities	0	0

Total Liabilities	30,847	7,610

Stockholder’s Deficit
100,000,000 Common Shares Authorized with a Par Value of $0.001 per Share 14,000,000 Shares Issued (August 31, 2008 – 14,000,000 Shares Issued)	14,000	14,000
Accumulated deficit during exploration stage	(44,847)	(21,610)
Total Stockholder’s Equity (Deficit)	(30,847)	(7,610)

TOTAL LIABILITIES AND SHAREHOLDERS’ DEFICIT	-	-

The accompanying notes are an integral part of these unaudited financial statements.

PANA-MINERALES S.A.
(An Exploration Stage Company)

Statements of Operations
(In US Dollars)

(Unaudited)

	For the three months ended May 31, 2009	For the three months ended May 31, 2008	For the nine months ended May 31, 2009	For the nine months ended May 31, 2008	From inception (October 4, 2006) to May 31, 2009

Revenue	0	0	0	0	0

Expenses

Exploration	0	1,843	0	1,843	1,843
General and administrative expenses	6,138	-	23,237	363	38,004
Recognition of an Impairment Loss (Mineral Claims)	0	0	0	5,000	5,000
	6,138	1,843	23,237	7,206	44,847

Net Income (Loss)	(6,138)	(1,843)	(23,237)	(7,206)	(44,847)

Basic & Diluted (Loss) per Common Share	(0.000)	(0.000)	(0.002)	(0.007)

Weighted Average Number of Common Shares	14,000,000	1,000,000	14,000,000	1,000,000

The accompanying notes are an integral part of these unaudited financial statements.

PANA-MINERALES S.A.
(An Exploration Stage Company)

STATEMENTS OF CASH FLOWS
(In US Dollars)

(Unaudited)

	For the nine months ended May 31, 2009	For the nine months ended May 31, 2008	From inception (October 4, 2006) to May 31, 2009

Operating Activities
Net Income (Loss)	(23,237)	(7,206)	(44,847)
Recognition of an Impairment Loss (Mineral Claim)	-	5,000	5,000
Accounts Payable	981	9	8,397
Net Cash used in Operating Activities	(22,256)	(2,197)	(31,450)

Investing Activities
Purchase of Mineral Claim	0	(5,000)	(5,000)
Net Cash used by Investing Activities

Financing Activities
Advances from Directors	22,256	7,197	22,450
Shares issued	0	0	14,000
Net Cash provided from Financing Activities	22,256	7,197	36,450

Change in cash during the period	0	0	0

Cash at the Beginning of Period	-	0	0

Cash at end of Period	0	0	0

Supplemental disclosure of cash flow information:

Cash paid for:

Interest	$ -

Income taxes	$ -

The accompanying notes are an integral part of these unaudited financial statements.

PANA-MINERALES S.A.
(An Exploration Stage Company)
Footnotes to the Financial Statements

(In US Dollars)

(Unaudited)

Note 1 -                      ORGANIZATION AND DESCRIPTION OF BUSINESS

Pana-Minerales S.A. was organized under the laws of the State of Nevada on October 4, 2006 to explore mineral properties in the Republic of the Philippines.

Pana-Minerales S.A was formed to engage in the exploration of mineral properties for gold and silver.   The Company purchased a 100% interest in the minerals of a mineral claim, known as Marawi Gold Claim, consisting of one-9 unit claim block containing 97.4 hectares located near the town of Malaybalay in the Republic of the Philippines.

Note 2 -                      SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

a.           Accounting Methods

The Company’s financial statements are prepared using the accrual method of accounting.  The Company has elected an August 31 year-end.

b.           Revenue Recognition

The Company recognizes revenue when persuasive evidence of an arrangement exists, goods delivered, the contract price is fixed or determinable, and collectibility is reasonably assured.

c.           Income Taxes

The Company prepares its tax returns on the accrual basis.   As at May 31, 2009, the Company had accumulated net operating losses carried forward of $44,847 for income tax purposes.   The tax benefit of approximately $13,400 from the loss carried forward has been fully offset by a valuation reserve because the future tax benefit is undeterminable since the Company is unable to establish a predictable projection of operating profits for the future years.  Losses will expire in 2030.

d.           Foreign currency translation

The Company has adopted the US dollar as its functional and reporting currency.

In accordance with FASB/FAS 52 paragraph 12, “All elements of the financial statements shall be translated by using a current exchange rate.   For assets and liabilities, the exchange rate at the balance sheet date shall be used. For revenue, expenses, gains and losses, the exchange rate at the date of which those elements are recognized shall be used.  Because translation at the exchange rates at the dates the numerous revenue,

PANA-MINERALES S.A.
(An Exploration Stage Company)
Footnotes to the Financial Statements

(In US Dollars)

(Unaudited)

Note 2 -                      SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

d.           Foreign currency translation - continued

expenses, gains and losses are recognized is generally impractical, an appropriately weighted average exchange rate for the period may be used to translate those elements.”

e.           Use of Estimates

The preparation of the financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.   Actual results could differ from those estimates.

f.           Advertising and Market Development

The company expenses advertising and market development costs as incurred.  The Company has had no advertising since inception.

g.           Assets

The Company holds no assets other than the Marawi Gold Claim.

Mineral Property.

The Marawi Gold Claim is owned 100% by the Company and it consists of one-9 unit claim block containing 97.3 hectares located about 55 km south west of the city of Malaybalay in the Philippines.

The proposed work program includes geological mapping, geophysical surveying and geochemical surveying and surface sampling.  The anticipated costs of this exploration program are expected to be done under Phase I and II as more fully outlined below.  No assurance can be made that these estimated costs will be accurate.  Actual prices may vary greatly.

PANA-MINERALES S.A.
(An Exploration Stage Company)
Footnotes to the Financial Statements

(In US Dollars)

(Unaudited)

Note 2 -                      SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Mineral Property - continued

		Philippine Peso	U.S Dollars

	Phase I

1.	Geological Mapping	329,000	7,033

2.	Geophysical Surveying	283,000	6,049

		612,000	13,082

	Phase II

1.	Geochemical surveying and surface sampling (including sample collection and assaying)	1,200,000	25,650

	Total of Phase I and II	1,812,000	38,732

Phase I

Depending upon the results of Phase I, the Company will decided upon the work program for Phase II.

In accordance with FASB No. 89 “Additional Disclosure by Enterprises with Mineral Resources Assets” the Company since inception (October 4, 2006) has yet to establish a proven or probable mining reserves and has no quantities of proved mineral reserves or probable mineral reserves.   Moreover, the Company has not purchased or sold proven or probable minerals reserves since inception.  Due to the fact that the Company has no proven or probable mining reserves the Company will record its exploration and development costs within operating expenses, as opposed to capitalizing those costs.

Exploration costs have been translated to US dollars at the rate of 1.00 Philippine Peso to $0.02138 US dollars.

PANA-MINERALES S.A.
(An Exploration Stage Company)
Footnotes to the Financial Statements

(In US Dollars)

(Unaudited)

Note 2 -                      SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

h.           Income

Income represents all the Company’s revenue less all its expenses in the periods incurred.   The Company has no revenue as at May 31, 2009 and for the period from inception (October 4, 2006) to May 31, 2008 and has paid expenses of $23,237 for the nine months ended May 31, 2009, $7,206 for the nine months ended May 31, 2008 and $44,847 for the period from inception (October 4, 2006) to May 31, 2009.

In accordance with FASB/ FAS 142 option 12, paragraph 11 “Intangible Assets Subject to Amortization”, a recognized intangible asset shall be amortized over its useful life to the reporting entity unless that life is determined to be indefinite.  If an intangible asset has a finite useful life, but the precise length of that life is not known, that intangible asset shall be amortized over the best estimate of its useful life.   The method of
amortization shall reflect the pattern in which the economic benefits of the intangible assets are consumed or otherwise used up.   If that pattern cannot be reliably determined,
a straight-line amortization method shall be used.  An intangible asset shall not be written down or off in the period of acquisition unless it becomes impaired during that period.

The Company has determined that its Marawi Gold Claim is held and used for Impairment, as per SFAS 121: “Accounting for the Impairment of Long-Live Assets.”  The Company’s determination is based on its current period operating losses with the Company’s history of operating losses and its projection that demonstrates continuing losses associated with the Marawi Gold Claim.

In accordance with FASB 144, 25, “An impairment loss recognized for a long-lived asset (asset group) to be held and used shall be included in income from continuing operations before income taxes in the income statement of a business enterprise and in income from continuing operations in the statement of activities of a not-for-profit organization.   If a subtotal such as “income from operations” is presented, it shall include the amount of that loss.”  The Company has recognized the impairment of a long-lived asset by declaring that amount as a loss in income from operations in accordance with an interpretation of FASB 144.

i.           Basic Income (Loss) Per Share

In accordance with SFAS No. 128 – “Earning Per Share”, the basic loss per common share is computed by dividing net loss available to common stockholders by the weighted average number of common shares outstanding.  Diluted loss per common share is computed similar to basic loss per common share except that the denominator is increased to include the number of additional common shares that would have been

PANA-MINERALES S.A.
(An Exploration Stage Company)
Footnotes to the Financial Statements

(In US Dollars)

(Unaudited)

Note 2 -                      SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

i.           Basic Income (Loss) Per Share - continued

outstanding if the potential common shares have been issued and if the additional common shares were dilutive.   At May 31, 2009 and 2008, the Company has no stock equivalents that were anti-dilutive and excluded in the earning per share computation.

Periods ending May 31, 2009 and 2008

	May 31, 2009	From inception (October 4, 2006) to May 31, 2008

Net Income (Loss)	(23,237)	(7,206)

Basic & Diluted (Loss) per Share	(0.002)	(0.007)

Weighted Average Number of Shares	14,000,000	1,000,000

j.           Liabilities

Liabilities are made up of current liabilities.

Current liabilities include accounts payable of $8,397 and due to directors of $22,450 on aggregate.

	May 31, 2009	From inception (October 4, 2006) to May 31, 2008

LIABILITIES

Current Liabilities
Accounts Payable	8,397	9
Due to Directors	22,450	7,197
Total Current Liabilities	30,847	7,206

PANA-MINERALES S.A.
(An Exploration Stage Company)
Footnotes to the Financial Statements

(In US Dollars)

(Unaudited)

l.           Stockholders’ Equity

a)           Authorized:

100,000,000 common shares with a par value of $0.001.

b)           Issued:

As of May 31, 2009, there were 14,000,000 common shares issued and outstanding with all common shares with a value of $0.001 per share for a total of $14,000.   As at
May 31, 2008 there were 1,000,000 common shares outstanding with a value of $0.001 per share for a total of $1,000.

The Company has no stock option plan, warrants or other dilutive securities.

NOTE 3 -                      GOING CONERN

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and the liquidation of liabilities in the normal course of business.  However, the Company has accumulated losses and is new.   This raises substantial doubt about the Company’s ability to continue as a going concern.   The financial statements do not include any adjustment that might result from this uncertainty.

As shown in the accompanying financial statements, the Company has incurred a net loss of $23,237 for the nine months ended May 31, 2009 and $11,146 for the period from inception (October 4, 2006) to May 31, 2008 and has not generated any revenues.  The future of the Company is dependent upon its ability to obtain financing and upon future profitable operations from the development of acquisitions.  Management has plans to seek additional capital through a private placement and public offering of its common stock.  The financial statements do not include any adjustments relating to the recoverability and reclassification of recorded assets, or the amounts of and classification of liabilities that might be necessary in the event the Company cannot continue in existence.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with the information contained in the financial statements of Pana-Minerales S.A. (“Pana” and “we”) and the notes which form an integral part of the financial statements which are attached hereto.

The financial statements mentioned above have been prepared in conformity with accounting principles generally accepted in the United States of America and are stated in United States dollars.

This section of our Form 10-Q includes a number of forward-looking statements that reflect our current views with respect to future events and financial performance. Forward-looking statements are often identified by words like: believe, expect, estimate, anticipate, intend, project and similar expressions, or words which, by their nature, refer to future events. You should not place undue certainty on these forward-looking statements, which apply only as of the date of this Form 10-Q. These forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from historical results or our predictions.

We were incorporated in the State of Nevada on October 4, 2006 and established a fiscal year end of August 31.  We do not have any subsidiaries, affiliated companies or joint venture partners.
We are a start-up, pre-exploration stage company engaged in the search for gold and related minerals and have not generated any operating revenues since inception.

Pana was formed to engage in the exploration of mineral properties in the Republic of the Philippines for gold and silver.   The Company purchased, from an unaffiliated third party seller, a 100% interest in a mineral claim known as Marawi Gold Claim (“Marawi Claim”), consisting of one-9 unit claim block containing 97.4 hectares located near the town of Malaybalay in the Republic of the Philippines.

We own no property other than the Marawi Claim.

There is no assurance that a commercially viable mineral deposit, a reserve, exists at our mineral claim or can be shown to exist until sufficient and appropriate exploration is done and a comprehensive evaluation of such work concludes economic and legal feasibility.   Such work could take many years of exploration and would require expenditure of very substantial amounts of capital, capital we do not currently have and may never be able to raise.

The Company does not have any subsidiaries, affiliated companies or joint venture partners. We have not been involved in any bankruptcy, receivership or similar proceedings since inception nor have we been party to a reclassification, merger, consolidation, or purchase or sale of a significant amount of assets not in the ordinary course of business other than the Marawi Claim.    We have no intention of entering into a merger or acquisition and we have a specific business plan to complete exploration work on Marawi Claim. We do not foresee any circumstances that would cause us to alter our current business plan within the next twelve months.

We have incurred losses since inception and we must raise additional capital to fund our operations.  There is no assurance we will be able to raise this capital.

As of the date of this Form 10-Q, we have not conducted any exploration work on the Marawi Claim. We intend to complete our Phase I exploration program recommended for the Marawi Claim, at an estimated cost of $13,082.

We plan to finance our operations through a combination of equity and debt capital.  As summarized below, since inception we have raised a total of $14,000 in equity while our total expense incurred since inception total $44,847 leaving us with a working capital deficit of $30,847 as of May 1, 2009.  As of May 31, 2009 we had also received cash advances of $22,450 from our President and sole shareholder.    This debt capital advanced by our President is in the form of non interest bearing demand loans.  Our President has agreed to advance to the Company, on an ‘as needed’ basis, up to an additional $17,550 on the same terms and conditions.

Apart from these advances we have no funds to satisfy our cash requirements and should we be unable to raise additional capital from other sources in the future we will have to go out of business.  We have no full time employees and our management devotes a small percentage of his time to the affairs of the Company.

Our administrative office is located at Primera Calle El Carmen, EDF. PH Villa Medici, Apt. 28,Torre C, Panama, Rep. of Panama.  Our telephone number is (507) 391-6820 and our fax number is (507) 265-0638

On August 31, 2007 we completed a private placement pursuant to Regulation S of the Securities Act of 1933, of 1,000,000 shares of common stock sold to our sole officer and director at the price of $0.001 per share to raise $1,000.  On August 23, 2008 we completed a further private placement pursuant to Regulation S of the Securities Act of 1933, whereby 13,000,000 common shares were sold at the price of $0.001per share to raise $13,000.  The total cash raised from the sale of shares was $14,000.

We had no cash on hand as of May 31, 2009, the end of our most recent fiscal quarter.

Pana presently has minimal day-to-day operations; mainly comprising of future exploration work on the  Marawi claim and preparing the various reports to be filed with the United States Securities and Exchange Commission (the “SEC”) as required.

LIQUIDITY AND CAPITAL RESOURCES

There is no historical financial information about us upon which to base an evaluation of our performance as an exploration corporation. We are a pre-exploration stage company and have not generated any revenues from our exploration activities. Further, we have not generated any revenues since our formation on October 4, 2006.  We cannot guarantee we will be successful in our exploration activities. Our business is subject to risks inherent in the establishment of a new business enterprise, including limited capital resources, possible delays in the exploration of our properties, and possible cost overruns due to price and cost increases in services.

To become profitable and competitive, we must invest into the exploration of our property before we start production of any minerals we may find. We must obtain equity or debt financing to provide the capital required to fully implement our phased exploration program.  We have no assurance that financing will be available to us on acceptable terms. If financing is not available on satisfactory terms, we may be unable to commence, continue, develop or expand our exploration activities. Even if available, equity financing could result in additional dilution to existing shareholder.

Results of Operations – Year Ended August 31, 2008 and Nine Months ended May 31, 2009.

We incurred a net loss of $44,874 from the date of inception (October 4, 2006) to as at May 31, 2009 and for the year ended August 31, 2008 an amount of $21,610.  The loss for the nine months ended May 31, 2009 we incurred expense of $23,237 representing various administrative expenses as follows: audit and accounting - $9,120, consulting relating to the preparation of our registration statement - $10,000, filing fees to the SEC - $54, legal fees for an opinion on the tradeability of our common stock and various responses to the SEC – $3,422, office and miscellaneous - $453 and transfer agent fees - $188.  The losses we incurred for the nine months ended May 31, 2009 was equivalent to $0.002 per share.

Our Planned Exploration Program

We must conduct exploration to determine what, if any, amounts of minerals exist on the Marawi Claim and if such minerals can be economically extracted and profitably processed.

Our planned exploration program is designed to efficiently explore and evaluate our property.

Our anticipated exploration costs for Phase I work on the Marawi Claim are approximately $13,082.  This figure represents the anticipated cost to us of completing only Phase I work recommended in the Ngan Report.  With funds to be advanced by our President under the loan facility he has agreed to provide, we will have funds available to undertake Phase I exploration work. However, should the results of this work be sufficiently encouraging to justify our undertaking Phase II work recommended in the Ngan Report, at an estimated cost of $25,650, we will have to raise additional investment capital.  Regardless, we will have to raise additional funds within the next twelve months in order to satisfy our ongoing cash requirements and finance anything beyond Phase I work on the Marawi Claim.

Balance Sheet

Total cash as at May 31, 2009 and August 31, 2008 were respectively $Nil and $Nil.  Our working capital deficiency as at May 31, 2009 and August 31, 2008 were respectively $(30,847) and $(21,610).

Our lack of working capital since inception (October 4, 2006) and for the quarter ended May 31, 2009  and the year ended August 31, 2008 is attributable to our incurring administrative and/or exploration expenses aggregating $23,237 for the nine months ended May 31, 2009 and $17,670 for the year ended August 31, 2008.

Since inception to May 31, 2009, our working capital was derived from the completion of an initial seed capital offering on August 31, 2007 which raised $1,000, a private placement completed on August 23, 2008 which raised a further $13,000 and cash advances from our President totalling $22,450.  No revenue was generated during these periods.

Total shareholder’s equity (deficit) as at May 31, 2009 was $(30,847) versus ($7,610) as at August 31, 2008. Total shares outstanding as at May 31, 2009 were 14,000,000.

Funds required over the next twelve months

Our director estimates the funds required over the next twelve months will be a follows:

Internal Accountant	$ 4,725	Preparation of various working papers for submission to the audits including financial statements.
Independent Accountant	8,000	Review of financial statement produced each quarter and examination of year-end financial statements
Edgarizing	1,470	Edgarizing various Form 10-Qs and K.
Exploration – Phase I	13,083	As per the Ngan Report
Filing fees	325	To maintain Pana in good standing in State of Nevada
Legal	1,000	Represents legal services not identified at this time.
Office	500	Office supplies, courier and fax charges
Transfer Agent	1,500	Issuance of share certificates and annual transfer agent fee
	30,603
Accounts Payable – May 31, 2009	8,397	Represents amounts owed to third parties
Cash requirements	$ 39,000

Even with the additional advances from our director, Pana will require an additional to meet its ongoing expenses during the forthcoming year.   We will have to seek outside financing either from the sale of treasury shares or from loans from third parties.   Our director has not yet considered what would be the best alternative for Pana.

Trends

We are in the pre-explorations stage, have not generated any revenue and have no prospects of generating any revenue in the foreseeable future.  We are unaware of any known trends, events or  uncertainties that have had,  or are reasonably likely to have, a material impact on our business or income, either in the long term of short term, other than as described under ‘Risk Factors’.

Critical Accounting Policies

Our discussion and analysis of its financial condition and results of operations, including the discussion on liquidity and capital resources, are based upon our financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an ongoing basis, management re-evaluates its estimates and judgments.

The going concern basis of presentation assumes we will continue in operation throughout the next fiscal year and into the foreseeable future and will be able to realize our assets and discharge our liabilities and commitments in the normal course of business. Certain conditions, discussed below, currently exist which raise substantial doubt upon the validity of this assumption. The financial statements do not include any adjustments that might result from the outcome of the uncertainty.

Our intended exploration activities are dependent upon our ability to obtain third party financing in the form of debt and equity and ultimately to generate future profitable exploration activity or income from its investments. As of the date of this registration statement we have not generated revenues, and have experienced negative cash flow from minimal exploration activities. We may look to secure additional funds through future debt or equity financings. Such financings may not be available or may not be available on reasonable terms.

Description of Property

We are the beneficial owner of a 100% interest in the Marawi Claim, consisting of one-9 unit claim block containing 97.4 hectares located near the town of Malaybalay in the Republic of the Philippines.  We do not have any ore body and have not generated any revenues from our operations.  Pana acquired the Marawi Claim because the claim area has mineral occurrences similar to those found at the Cotabatto Gold Mine (which has produced 265,000 ounces of gold), located approximately 35 kilometeres to the north of our claim.

Pana is preparing to conduct preliminary exploration work on the Marawi Claim.

Location and Access

The Marawi Claim is a gold exploration project located approximately 55 kilometers southwest of the city of Malaybalay in the Republic of the Philippines.  Access to the claim is via an all-weather government-maintained highway and all-weather gravel road.  Malaybalay has an experienced work force and will provide all the necessary services needed for exploration and development operations, including groceries, fuel, helicopter service, hardware and equipment, hospitals and police.

The Marawi Claim is located in an active mining area. There are no known environmental concerns or parks designated within the claim area.

 The Marawi Claim is located in the tropical climate zone, which is characterized by high temperatures year-round, high rainfall and lush vegetation. The rainy season is typically October-December.  Due to steep terrain and deforested land, the claim can work year-round, including the rainy season.

No electrical power is required at this stage of exploration.  Any electrical power that might be required in the foreseeable future could be supplied by gas powered portable generators.

History & Regional Geology

Deposits of shell and eroded sand formed the basis for the limestone, which makes up most of the Philippines. This limestone was, over the ages, pushed upwards, making it possible to today find sea fossils high in the country’s mountains such as those in an around the Mawawi Claim.  The island has vast coal, copper and gold reserves mined mainly from the central part of the island. Numerous showings of mineralization have been discovered in the area of the Marawi Claim and six prospects have achieved significant gold production, most notably the Cotabatto Gold Mine (which is in close proximity) mentioned above.

The principal bedded rocks for the area of the Marawi Claim are Precambrian rocks that are exposed along a wide axial zone of a broad complex.

In general the volcanoes culminate with effluents of hydrothermal solutions that carry precious metals in the form of naked elements, oxides or sulphides. These hydrothermal solutions intrude into the older rocks as quartz veins. Recent exploration results for gold occurrences in the vicinity of the Marawi Claim are encouraging.  Gold belt in sheared gneissic rocks found in sub parallel auriferous lode zones, where some blocks having 250 to 500 meter length and 1.5 to 2 meter width, could be identified as most promising.

Typically veins form in high-grade dynathermal metamorphic environments where meta-sedimentary belts are invaded by igneous rocks, hosted by paragneisses, quartites clinopyroxenites, wollastonite-rich rocks, pegatites, charockites, granitic and intermediate intrusive rocks, quartz-mica schist and others.

Deposits are from a few millimeters to over a meter thick in places.  Individual veins display a wide variety of forms.  Mineralization is located within a large fractures block created where the prominent northwest-striking shears intersect the north striking caldera fault zone. (For example, gold at the nearby Cotabatto Gold Mine is generally concentrated within extrusive volcanic rocks in the walls of large volcanic caldera.)

The major lodes cover an area of 2 kilometers and are mostly within 400 meteres of the surface.  Lodes occur in three main structural settings:

(i)	steeply dipping northwest striking shears;
(ii)	flat-dipping (1040) fractures (flatmakes); and
(iii)	shatter blocks between shears.

Most of the gold occurs in tellurides and there are also significant quantities of gold in pyrite.

Property Geology

No mineralization has been reported for the area of the Marawi Claim but structures and shear zones affiliated with mineralization on adjacent properties pass through it.

While the area of our claim has been prospected in the past, to the knowledge of our Geologist, Mr. Ngan, such work has not include any drilling of the area covered by the Marawi Claim, nor do the records, which Mr. Ngan has been able to review, indicate that any detailed exploration of the claim area has ever been undertaken.

To the east of the Marawi Claim are intrusives consisting of rocks such as tonalite, monzonite, and gabbro while the property itself is inderlain by sediments and volcanics.  The intrusives also consist of a large mass of grandorite towards the western-most point of the claim.

The area consists of interlayered chert, argillite and massive andesitic to basaltic volcanics.  The volcanics are hornfelsed and commonly contain minor pyrite and pyrrhotite.

Proposed Exploration Work – Plan of Operation

Mr. Frank Ngan, P. Geol., authored "Summary of Exploration On the Marawi Property, Marawi Philippines” dated February 28, 2008 (the “Ngan Report”). In his report Mr. Ngan observes that the  area is:

-	well known for numerous productive mineral occurrences, including the Cotabatto Gold Mine;

-	the area of our claim is underlain by units of Precambrian rocks found at those other mineral occurences;

-	structures and mineralization on our claim are associated with all the major mineral occurrences and deposits in the regime;

-
mineralization found on the claim is consistent with that found associated with zones of extensive mineralization and past work has been sporadic and limited and has not tested the potential of our claim; and

-	potential for significant mineralization to be found on the Marawi Claim exist and it merits intensive exploration.

Mr. Ngan has recommended a phased exploration program to evaluate the potential of the Marawi Claim.

Mr. Ngan is a registered Professional Geologist in good standing in the Geological Society of Philippines. He is a graduate of the University of Philippines, with a Bachelor of Science (1978) and Masters (1982) from the same university.   Mr. Ngan has practiced his profession as a geologist continuously for over 25 years.  He visited the area covered by our claim on February 18-21, 2008.

We must conduct exploration to determine what minerals exist on our property and whether they can be economically extracted and profitably processed. We plan to proceed with exploration of the Marawi Claim by undertaking work recommended in the Ngan Report, in order to begin determining the potential for discovering commercially exploitable deposits of gold on our claim.

We have not discovered any ores or reserves on the Marawi Claim, our sole mineral property. Our planned work is exploratory in nature.

The Ngan Report recommends a two-phase exploration program to further delineate the mineralized system currently recognized on the Marwai Claim, at an estimated total cost of approximately $38,732.

This two-phase program would consist of air photo interpretations of the structures, geological mapping, both regionally and detailed on the area of the main showings; geophysical survey (using both magnetic and electromagnetic instrumentation) in detail over the area of the showings and in a regional reconnaissance survey and geochemical soil surveying regionally to identify other areas on the claim that are mineralized in detail on the known areas of mineralization.  Costs are estimated as follows:

		Philippine Pesos	U.S. Dollars
Phase I	Geological mapping	618,091	$ 13,082
Phase II	Geochemical surveying & sampling	1,211,897	25,650
	Total	1,829,988	$ 38,732

The purpose of this exploration work is to define and enable the interpretation of a possible (which would be Phase III’) diamond drill program.

We will finance Phase I work with loan capital to be advanced by our President.  However, to conduct any additional exploration work we will have to raise additional funds.  If we are unable to raise such capital we will have to go out of business.

Even if we are able raise the necessary capital and to undertake the work recommended in the Ngan Report and the results of our planned exploration work proves encouraging, there is no assurance we will be able to raise the capital necessary to conduct further exploration work on the Marawi Claim.  Furthermore, even if funding is available,  additional work will only be undertaken if the results of our planned work is successful in identifying target zones of gold mineralization deemed worthy, by our geologist, of drilling to determine if a gold deposit may exist.   Should our initial work prove unsuccessful in identifying such drill targets, the Company will likely abandon the Marawi Claim and we may have to go out of business.

There are no permanent facilities, plants, buildings or equipment on the Marawi Claim.

Competitive Factors

The mining industry is highly fragmented. We are competing with many other exploration companies looking for gold and silver. We are among the smallest exploration companies in existence and are an infinitely small participant in the mining business which is the cornerstone of the founding and early stage development of the mining industry. While we generally compete with other exploration companies, there is no competition for the exploration or removal of minerals from our claims. Readily available markets exist for the sale of gold and silver. Therefore, we will likely be able to sell any gold or silver that we are able to recover, in the event commercial quantities are discovered on the Marawi Claims.  There is no ore body on the Marawi Claims.

Government Regulation

Exploration activities are subject to various national, state, foreign and local laws and regulations in the Republic of Philippines, which govern prospecting, development, mining, production, exports, taxes, labor standards, occupational health, waste disposal, protection of the environment, mine safety, hazardous substances and other matters. We believe that we are in compliance in all material respects with applicable mining, health, safety and environmental statutes and the regulations passed thereunder in the Philippines.

Environmental Regulation

Our exploration activities are subject to various federal, state and local laws and regulations governing protection of the environment. These laws are continually changing and, as a general matter, are becoming more restrictive. Our policy is to conduct business in a way that safeguards public health and the environment. We believe that our exploration activities are conducted in material compliance with applicable laws and regulations. Changes to current local, state or federal laws and regulations in the jurisdictions where we operate could require additional capital expenditures and increased operating and/or reclamation costs. Although we are unable to predict what additional legislation, if any, might be proposed or enacted, additional regulatory requirements could render certain exploration activities uneconomic.

Employees

We anticipate using the services of subcontractors to conduct exploration work on our claim.  At present, we have no employees as such.   Our sole officer and director devotes a portion of his time to the affairs of the Company.  Our sole officer and director does not have an employment agreement with us. We presently do not have pension, health, annuity, insurance, profit sharing or similar benefit plans; however, we may adopt such plans in the future. There are presently no benefits available to any employee.

We expect to hiring subcontractors on an ‘as needed’ basis. We have not entered into negotiations or contracts with any of potential subcontractors.  We do not intend to initiate negotiations or hire anyone until we are nearing the time of commencement of our planned exploration activities.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

Market Information

There are no common shares subject to outstanding options, warrants or securities convertible into common equity of our Company.

The number of shares subject to Rule 144 is 4,000,000   Share certificates representing these shares have the appropriate legend affixed on them.

There are no shares being offered to the public other than indicated in our effective registration statement and no shares have been offered pursuant to an employee benefit plan or dividend reinvestment plan.
Our shares do not trade on any exchange or quotation system but it is our intention to seek a quotation on the OTC Bulletin Board (“OTCBB”). This will require us identifying a market maker to file a Form 211 on our behalf.   We have not yet discussed with any market maker the filing of a Form 211.  Although the OTCBB does not have any listing requirements per se, to be eligible for quotation on the OTCBB, we must remain current in our filings with the SEC; being as a minimum Forms 10-Q and 10-K.  Securities already quoted on the OTCBB that become delinquent in their required filings will be removed following a 30 or 60 day grace period if they do not make their filing during that time.

ITEM 4.                      CONTROLS AND PROCEDURES

(a)           Evaluation of Disclosure Controls and Procedures

Pana has considered certain internal control procedures as required by the Sarbanes-Oxley (“SOX”) Section 404 A which accomplishes the following:

Internal controls are mechanisms to ensure objectives are achieved and are under the supervision of Pana’s Chief Executive Officer and Chief Financial Officer. Good controls encourage efficiency, compliance with laws and regulations, sound information, and seek to eliminate fraud and abuse.

These control procedures provide reasonable assurance regarding the reliability of financial reporting and the preparation of Pana’s financial statements for external purposes in accordance with U.S. generally accepted accounting principles.

Internal control is "everything that helps one achieve one's goals - or better still, to deal with the risks that stop one from achieving one's goals."

Internal controls are mechanisms that are there to help Pana manage risks to success.

Internal controls is about getting things done (performance) but also about ensuring that they are done properly (integrity) and that this can be demonstrated and reviewed (transparency and accountability).

In other words, control activities are the policies and procedures that help ensure Pana’s management directives are carried out. They help ensure that necessary actions are taken to address risks to achievement of Pana’s objectives. Control activities occur throughout Pana, at all levels and in all functions. They include a range of activities as diverse as approvals, authorizations, verifications, reconciliations, reviews of operating performance, security of assets and segregation of duties.

As of May 31, 2009, the management of Pana assessed the effectiveness of the Pana’s internal control over financial reporting based on the criteria for effective internal control over financial reporting established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) and SEC guidance on conducting such assessments.  Management concluded, during the nine months ended May 31, 2009, internal controls and procedures were not effective to detect the inappropriate application of US GAAP rules.   Refer to comments below.  Management realized there are deficiencies in the design or operation of Pana’s internal control that adversely affected Pana’s internal controls which management considers to be material weaknesses.

In the light of management’s review of internal control procedures as they relate to COSO and the SEC the following were identified:

●              The Pana’s Audit Committee does not function as an Audit Committee should since there is a lack of independent directors on the Committee and our President has not identified an “expert”, one who is knowledgeable about reporting and financial statements requirements, to serve on the Audit Committee.

●              The Company has no segregation of duties which is not consistent with good internal control procedures.

●              The Company does not have a written internal control procedurals manual which outlines the duties and reporting requirements of our Director and any staff to be hired in the future.  This lack of a written internal control procedurals manual does not meet the requirements of the SEC or good internal control.

●              There are no effective controls instituted over financial disclosure and the reporting processes.

Our director feels the weaknesses identified above, being the latter three, have not had any affect on the financial results of Pana.    Our director will have to address the lack of independent members on the Audit Committee and identify an “expert” for the Committee to advise him and any future members of the Audit Committee as to correct accounting and reporting procedures.

The Pana will endeavor to correct the above noted weaknesses in internal control once it has adequate funds to do so.   By appointing independent members to the Audit Committee and using the services of an expert on the Committee will greatly improve the overall performance of the Audit Committee.   With the addition of other Board Members and staff the segregation of duties issue will be address and will no longer be a concern to management.  By having a written policy manual outlining the duties of each of the officers and staff of Pana will facilitate better internal control procedures.

Our director will continue to monitor and evaluate the effectiveness of Pana’s internal controls and procedures and its internal controls over financial reporting on an ongoing basis and are committed to taking further action and implementing additional enhancements or improvements, as necessary and as funds allow.

ITEM 4T.                      CONTROLS AND PROCEDURES

There were no material changes in Pana’s internal controls or in other factors that could materially affect Pana’s disclosure controls and procedures subsequent to the Evaluation Date, nor any significant deficiencies or material weaknesses in such disclosure controls and procedures requiring corrective actions.

PART 11 – OTHER INFORMATION

ITEM 1.                      LEGAL PROCEEDINGS

There are no legal proceedings to which Pana is party nor to the best of management’s knowledge are any material legal proceedings contemplated.

ITEM 1A                                RISK FACTORS

There are certain risk factors regarding Pana’s operation which might affect the outcome of its ability to operate in the future.  An investment in Pana’s securities involves an exceptionally high degree of risk and is extremely speculative. The following risk factors reflect the potential and substantial material risks which could be involved if you decide to purchase shares in Pana.

Risks Associated with our Company:

Since our auditors have issued a going concern opinion and although our sole officer and director has agreed to loan money to us, we may not be able to achieve our objectives and may have to suspend or cease exploration activity.

Our auditors have issued a going concern opinion. This means that there is doubt that we can continue as an ongoing business for the next twelve months.  If we do not raise additional capital through the issuance of treasury shares or loans to Pana we will be unable to conduct exploration activity on the Marawi Claim.  In addition, in the event we are unable to raise additional capital we will have to cease operations and go out of business.

Our liquidity, and thus our ability to continue to operate depends upon the continuing willingness of our President, who is also our sole stockholder, to finance the Company’s operations.

We are financing our continuing operations with cash loaned to us by our President.  As at May 31, 2009 our President has loaned us $22,450.  He has agreed to advance a further $17,550 on or before August 31, 2009.  Without these loan advances, absent any other source of funds, we would be forced to go out of business.  Even if our President advances a further $17,550 on or before August 31, 2009, we expect our cash resources will not last to August 31, 2009.  We will have to raise additional funds in the next twelve months to satisfy our cash requirements.  The loan advances made by our President are repayable on demand.  Accordingly, if our President were to demand repayment of his loan advances we would not have sufficient funds to satisfy our cash requirements and would be forced to go out of business.

We lack an operating history and have losses which we expect to continue into the future. As a result, we may have to suspend or cease exploration activity or cease operations.

We have not yet conducted any exploration activities.  We have not generated any revenues. We have no exploration history upon which you can evaluate the likelihood of our future success or failure.  Our net loss from inception to May 31, 2009, the date of our most recent financial statements, was $44,847.  Our ability to achieve profitability and positive cash flow in the future is dependent upon

*	our ability to locate a profitable mineral property
*	our ability to locate an economic ore reserve
*	our ability to generate revenues
*	our ability to reduce exploration costs.

Based upon current plans, we expect to incur operating losses in future periods. This will happen because there are expenses associated with the research and exploration of our mineral property. We cannot guarantee we will be successful in generating revenues in the future. Failure to generate revenues may cause us to go out of business.

We have no known ore reserves and we cannot guarantee we will find any gold and/or silver mineralization or, if we find gold and/or silver mineralization, that it may be economically extracted. If we fail to find any gold and/or silver mineralization or if we are unable to find gold and/or silver mineralization that may be economically extracted, we will have to cease operations.

We have no known ore reserves. Even if we find gold and/or silver mineralization we cannot guarantee that any gold and/or silver mineralization will be of sufficient quantity so as to warrant recovery. Additionally, even if we find gold and/or silver mineralization in sufficient quantity to warrant recovery, we cannot guarantee that the ore will be recoverable. Finally, even if any gold and/or silver mineralization is recoverable, we cannot guarantee that this can be done at a profit. Failure to locate gold deposits in economically recoverable quantities will cause us to cease operations.

Because the probability of an individual prospect ever having reserves is extremely remote, in all probability our property does not contain any reserves, and any funds spent on exploration will be lost.

Because the probability of an individual prospect ever having reserves is extremely remote, in all probability our sole property, the Marawi Claim, does not contain any reserves, and any funds spent on exploration will be lost. If we cannot raise further funds as a result, we may have to suspend or cease operations entirely which would result in the loss of your investment.

Because our sole officer and director does not have technical training or experience in starting and operating an exploration company nor in managing a public company, we will have to hire qualified personnel to fulfill these functions. If we lack funds to retain such personnel, or cannot locate qualified personnel, we may have to suspend or cease exploration activity or cease operations which will result in the loss of your investment.

Because our sole officer and director is inexperienced with exploring for minerals and starting, and operating a mineral exploration company, we will have to hire qualified persons to perform surveying, exploration, and excavation of our property.  Our officer and director has no direct training or experience in these areas and as a result may not be fully aware of many of the specific requirements related to working within the industry. His decisions and choices may not take into account standard engineering or managerial approaches, mineral exploration companies commonly use. Consequently our exploration, earnings and ultimate financial success could suffer irreparable harm due to management's lack of experience in this industry.   Additionally, our sole officer and director has no direct training or experience in managing and fulfilling the regulatory reporting obligations of a ‘public company’ like Pana.  Unless our sole part time officer is willing to spend more time addressing these matters, we will have to hire professionals to undertake these filing requirements for Pana and this will increase the overall cost of operations. As a result we may have to suspend or cease exploration activity, or cease operations altogether, which will result in the loss of your investment.

If we don't raise additional capital for ongoing exploration work, we will have to delay such exploration or go out of business, which will result in the loss of your investment.

We estimate that, with $40,000 in loan capital (non interest bearing, payable on demand) agreed to be advanced by our President (of which $22,450 had been advanced as of May 31, 2009), we will have sufficient cash to continue operations into the summer of 2009 provided we carry out only the ‘Phase I’  exploration activity recommended by our engineer at an estimated cost of $17,500.   We are a start-up, pre-exploration stage company.  We will need to raise additional capital to undertake additional exploration activity.  You may be investing in a company that will not have the funds necessary to conduct any exploration beyond the initial work noted above due to our inability to raise additional capital. If that occurs we will have to cease our exploration activity and go out of business that will result in the loss of your investment.

Since we are small and do not have much capital, we must limit our exploration and as a result may not find an ore body. Without an ore body, we cannot generate revenues and you will lose your investment.

The possibility of development of and production from our exploration property depends upon the results of exploration programs and/or feasibility studies and the recommendations of duly qualified professional engineers and geologists.  We are small company and do not have much capital.  We must limit our exploration activity unless and until we raise additional capital.  Any decision to expand our operations on our exploration property will involve the consideration and evaluation of several significant factors beyond our control.  These factors include, but are not limited to:

●	Market prices for the minerals to be produced;
●	Costs of bringing the property into production including exploration preparation of production feasibility studies and construction of production facilities;
●	Political climate and/or governmental regulations and controls;
●	Ongoing costs of production;
●	Availability and cost of financing; and
●	Environmental compliance regulations and restraints.

These types of programs require substantial capital. Because we may have to limit our exploration, we may not find an ore body, even though our property may contain mineralized material. Without an ore body, we cannot generate revenues and you will lose your investment.

Because our sole officer and director has other outside business activities and may not be in a position to devote a majority of his time to our exploration activity, our exploration activity may be sporadic which may result in periodic interruptions or suspensions of exploration.

Our sole officer and director will be devoting only approximately 10% of his time, approximately 16 hours per month, to our business. As a consequence of the limited devotion of time to the affairs of the Company expected from management, our business may suffer.  For example,  because our officer and director has other outside business activities and may not be in a position to devote a majority of his time to our exploration activity, our exploration activity may be sporadic or may be periodically interrupted or suspended.   Such suspensions or interruptions may cause us to cease operations altogether and go out of business.

We may not have access to all of the supplies and materials we need to begin exploration which could cause us to delay or suspend exploration activity.

We have made no attempt to locate or negotiate with any suppliers of products, equipment or materials. We will attempt to locate products, equipment and materials as and when we begin to undertake exploration activity.  Competition and unforeseen limited sources of supplies in the industry could result in occasional spot shortages of equipment and/or supplies we need to conduct our planned exploration work.  If we cannot find the products and equipment we need, we will have to suspend our exploration plans until we do find the products and equipment we need.

No matter how much money is spent on the Marawi Claim, the risk is that we might never identify a commercially viable ore reserve.

Over the coming years, we might expend considerable capital on exploration of the Marawi Claim without finding anything of value.  It is very likely the Marawi Claim does not contain any reserves so any funds spent on exploration will probably be lost.  No matter how much money is spent on the Marawi Claim, we might never be able to find a commercially viable ore reserve.

Even if our property were found to contain a deposit, since we have not put a mineral deposit into production before, we will have to acquire outside expertise. If we are unable to acquire such expertise we may be unable to put our property into production and you may lose your investment.

We have no experience in placing mineral deposit properties into production, and our ability to do so will be dependent upon using the services of appropriately experienced personnel or entering into agreements with other major resource companies that can provide such expertise. There can be no assurance that we will have available to us the necessary expertise when and if we place a mineral deposit into production.

 Mineral exploration and development activities are inherently risky and we may be exposed to environmental liabilities. If such an event were to occur it may result in a loss of your investment.

The business of mineral exploration and extraction involves a high degree of risk. Few properties that are explored are ultimately developed into production.  Most exploration projects do not result in the discovery of commercially mineable deposits of ore.  The Marawi Claim, our sole property, does not have a known body of commercial ore. Should our mineral claim be found to have commercial quantities of ore, we would be subject to additional risks respecting any development and production activities. Unusual or unexpected formations, formation pressures, fires, power outages, labour disruptions, flooding, explosions, cave-ins, landslides and the inability to obtain suitable or adequate machinery, equipment or labour are other risks involved in extraction operations and the conduct of exploration programs. We do not carry liability insurance with respect to our mineral exploration operations and we may become subject to liability for damage to life and property, environmental damage, cave-ins or hazards.

Even with positive results during exploration, the Marawi Claim might never be put into commercial production due to inadequate tonnage, low metal prices or high extraction costs.

We might be successful, during future exploration programs, in identifying a source of minerals of good grade but not in the quantity, the tonnage, required to make commercial production feasible.  If the cost of extracting any minerals that might be found on the Marawi Claim is in excess of the selling price of such minerals, we would not be able to develop the claim.  Accordingly even if ore reserves were found on the Marawi Claim, without sufficient tonnage we would still not be able to economically extract the minerals from the claim in which case we would have to abandon the Marawi Claim and seek another mineral property to develop, or cease operations altogether.

Risks Associated with our Shares:

Our sole officer and director will own a substantial amount of our common stock and will have substantial influence over our operations.

Our sole director and officer currently own 14,000,000 shares of common stock representing approximately 100% of our outstanding shares.  He registered for resale 10,000,000 of his shares under our effective registration statement.  Assuming that our sole director and officer sells the 10,000,000 shares he has registered for resale, he will still own 4,000,000 shares of common stock representing approximately 28.6% of our outstanding shares.  As a result, he will have the potential to continue to exercise influence over our operations. This concentration of ownership may also have the effect of delaying or preventing a change in control.

Without a public market there is no liquidity for our shares and our shareholders may never be able to sell their shares that would result in a total loss of their investment.

Our common shares are not listed on any exchange or quotation system.  There is no market for our shares.   Consequently, our future shareholders will not be able to sell their shares in an organized market place unless they sell their shares privately.  If this happens, our shareholders might not receive a price per share which he might have received had there been a public market for our shares.   Now that our egistration statement becomes effective, it is our intention to apply for a quotation on the OTCBB whereby:

●	We will have to be sponsored by a participating market maker who will file a Form 211 on our behalf since we will not have direct access to the FINRA personnel; and

●	We will not be quoted on the OTCBB unless we are current in our periodic reports filed with the SEC.

From the date of this Form 10-Q, we estimate that it will take us between twelve to eighteen weeks to be approved for a quotation on the OTCBB.  However, we cannot be sure we will be able to obtain a participating market maker or be approved for a quotation on the OTCBB, in which case, there will be no liquidity for the shares of our shareholder.

Even if a market develops for our shares our shares may be thinly traded, with wide share price fluctuations, low share prices and minimal liquidity.

If a market for our shares develops, the share price may be volatile with wide fluctuations in response to several factors, including:

●	Potential investors’ anticipated feeling regarding our results of operations;
●	Increased competition and/or variations in mineral prices;
●	Our ability or inability to generate future revenues; and
●	Market perception of the future of the mineral exploration industry.

In addition, if our shares are quoted on the OTCBB, our share price may be impacted by factors that are unrelated or disproportionate to our operating performance.  Our share price might be affected by general economic, political and market conditions, such as recessions, interest rates or international currency fluctuations.  In addition, even if our stock is approved for quotation by a market maker through the OTCBB, stocks traded over this quotation system are usually thinly traded, highly volatile and not followed by analysts.  These factors, which are not under our control, may have a material effect on our share price.

 We anticipate the need to sell additional treasury share in the future meaning that there will be a dilution to our shareholders resulting in their percentage ownership in the Company being reduced accordingly.

We may seek additional funds through the sale of our common stock.  This will result in a dilution effect to our shareholders whereby their percentage ownership interest in the Company is reduced.  The magnitude of this dilution effect will be determined by the number of shares we will have to issue in the future to obtain the funds required.

 Since our securities are subject to penny stock rules, you may have difficulty reselling your shares.

Our shares are "penny stocks" and are covered by Section 15(g) of the Securities Exchange Act of 1934 which imposes additional sales practice requirements on broker/dealers who sell the Company's securities including the delivery of a standardized disclosure document; disclosure and confirmation of quotation prices; disclosure of compensation the broker/dealer receives; and, furnishing monthly account statements. For sales of our securities, the broker/dealer must make a special suitability determination and receive from its customer a written agreement prior to making a sale. The imposition of the foregoing additional sales practices could adversely affect a shareholder's ability to dispose of his stock.

ITEM 2.                      UNREGISTERED SALE OF EQUITY SECURITIES AND USE OF PROCEEDS

None

ITEM 3.                      DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4.                      SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

ITEM 5.                      OTHER INFORMATION

None

ITEM 6.                      EXHIBITS

(a)           Exhibits

1.           Certificate of Incorporation, Articles of Incorporation and By-laws

1.1	Certificate of Incorporation (incorporated by reference from Pana’s Registration Statement on Form S-1 filed on October 14, 2008)

1.2	Articles of Incorporation (incorporated by reference from Pana’s Registration Statement on Form S-1 filed on October 14, 2008)

1.3	By-laws (incorporated by reference from Pana’s Registration Statement on Form S-1 filed on October 14, 2008)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PANA-MINERALES S.A.
(Registrant)

HECTOR FRANCISCO VASQUEZ DAVIS
Hector Francisco Vasquez Davis
Chief Executive Officer, Chief Financial Officer.
President, Secretary Treasurer and Director

Dated: June 15, 2009