Form 10-K
period 2009-08-31
Pana-Minerales S.A.
filed 2009-09-29
CIK 1380713

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10K

(x)	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES ACT OF 1934

For the fiscal year ended August 31, 2009

( )	TRANSACTION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transaction period from September 1, 2008 to August 31, 2009

Commission File Number: 333-154218

PANA-MINERALES S.A.
(Exact name of registrant as specified in charter)

Nevada	98-0515701
State or other jurisdiction of incorporation or organization	(I.R.S. Employee I.D. No.)

Primera Calle El Carmen, EDF. Ph Ville Medici
Apt 2B. Torre C, Panama, Republic of Panama
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number 570-391-6820

Securities registered pursuant to Section 12(b) of the Act:

Title of each share	Name of each exchange on which registered
None	None

Securities registered pursuant to Section 12 (g) of the Act:

None
(Title of Class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined by Rule 405 of the Securities Act   [  ]  Yes   [   ]  No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15 (d) of the Act.   [    ] Yes   [   ]  No

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  [    ]  Yes   [X] No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§229.405 of this chapter) during the proceeding 12 months (or for such shorter period that the registrant was required to submit and post such files).    [   ] Yes  [    ] No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy information statements incorporated by reference in Part III of this Form 10-K or any amendments to this Form 10-K   [    ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a small reporting company. See definition of “large accelerated filer”, “accelerated filer” and “small reporting company” Rule 12b-2 of the Exchange Act.

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)   Yes [X]   No   [  ]

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recent completed second fiscal quarter.

(APPLICABLE ONLY TO CORPORATE REGISTRANTS)

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date:

September 15, 2009: 14,000,000 common shares

DOCUMENTS INCORPORATED BY REFERENCE

Listed hereunder the following documents if incorporated by reference and the Part of the Form 10-K (e.g., Part I, Part II, etc.) into which the document is incorporated: (1) Any annual report to security holders; (2) Any proxy or information statement; (3) Any prospectus filed pursuant to Rule 424 (b) or (c) under the Securities Act of 1933.   The listed documents should be clearly described for identification purposes (e.g., annual report to security holders for fiscal year ended August 31, 2009).

PART 1
ITEM 1. BUSINESS

History and Organization

Pana-Minerales S.A. (“Pana”, the “Company” or “we”) was incorporated in the State of Nevada on October 4, 2006 and established a fiscal year end of August 31.  We do not have any subsidiaries, affiliated companies or joint venture partners.
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

There is no assurance that a commercially viable mineral deposit, a reserve, exists on our mineral claim or can be shown to exist until sufficient and appropriate exploration is done and a comprehensive evaluation of such work concludes economic and legal feasibility.   Such work could take many years of exploration and would require expenditure of very substantial amounts of capital, capital we do not currently have and may never be able to raise.

We have incurred losses since inception and we must raise additional capital to fund our operations.  There is no assurance we will be able to raise this capital.

As of the date of this Form 10-K, we have not conducted any exploration work on the Marawi Claim. We intend to complete our Phase I exploration program recommended for the Marawi Claim, at an estimated cost of $13,082 during the summer of 2010.

We plan to finance our operations through a combination of equity and debt capital.  As summarized below, since inception we have raised a total of $14,000 in equity while our total expense incurred since inception total $53,928 leaving us with a working capital deficit of $36,028 as of August 31, 2009.  As of August 31, 2009 we had also received cash advances of $24,056 from our President and sole shareholder.  Advanced by our President are in the form of non interest bearing demand loans.  He has agreed to advance Pana, on an ‘as needed’ basis, a further $15,944 additional funds to a maximum of $40,000 on the same terms and conditions until such time as Pana obtains funds either through a private placement or later through a public offering.

Apart from these advances we have no funds to satisfy our cash requirements and should we be unable to raise additional capital from other sources in the future we will have to go out of business.  We have no full time employees and our sole director devotes a small percentage of his time to the affairs of Pana.

Our administrative office is located at Primera Calle El Carmen, EDF. PH Villa Medici,Apt. 2B,Torre C, Panama, Rep. of Panama.  Our telephone number is (507) 391-6820 and our fax number is (507) 265-0638

On August 31, 2007 we completed a private placement pursuant to Regulation S of the Securities Act of 1933, of 1,000,000 shares of common stock sold to our sole officer and director at the price of $0.001 per share to raise $1,000.  On August 23, 2008 we completed a further private placement to our sole officer and director pursuant to Regulation S of the Securities Act of 1933, whereby 13,000,000 common shares were sold at the price of $0.001per share to raise $13,000.  The total cash raised from the sale of shares was $14,000.

We had no cash on hand as of August 31, 2009, the end of our most recent fiscal year.

Pana has 14,000,000 shares outstanding.

Pana is responsible for filing various forms with the United States Securities and Exchange Commission (the “SEC”) such as Form 10K and Form 10Qs.

The shareholders may read and copy any material filed by Pana with the SEC at the SEC’s Public Reference Room at 100 F Street, N.E., Washington, DC, 20549.   The shareholders may obtain information on the operations of the Public Reference Room by calling the SEC at 1-800-SEC-0330.   The SEC maintains an Internet site that contains reports, proxy and information statements, and other information which Pana has filed electronically with the SEC by assessing the website using the following address:  http://www.sec.gov.   Pana has no website at this time.

Planned Business

The following discussion should be read in conjunction with the information contained in the financial statements of Pana and the notes, which forms an integral part of the financial statements, which are attached hereto.

The financial statements mentioned above have been prepared in conformity with accounting principles generally accepted in the United States of America and are stated in United States dollars.

This Form 10K also contains forward-looking statements that involve risks and uncertainties.  If any of the events or circumstances described in the following risks actually occurs, our business, financial condition, or results of operations could be materially adversely affected our ability to obtain future funding for the Company

ITEM 1A.                      RISK FACTORS

An investment in our common stock involves an exceptionally high degree of risk and is extremely speculative. In addition to the other information regarding Pana contained in this Form 10-K, any interested party in our Company should consider many important factors in determining whether to purchase the shares. The following risk factors reflect all known potential and substantial material risks which could be involved if you decide to purchase shares in Pana.

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

We are financing our continuing operations with cash loaned to us by our President.  As at August 31, 2009 our President has loaned us $24,056.  He has agreed to advance a further $15,944 in funds to a maximum of $40,000.  Without these loan advances, absent any other source of funds, we would be forced to go out of business.  Even if our President advances a further $15,944 on or before August 31, 2010, we expect our cash resources will not last to August 31, 2010.  We will have to raise additional funds in the next twelve months to satisfy our cash requirements.  The loan advances made by our President are repayable on demand.  Accordingly, if our President were to demand repayment of his loan advances we would not have sufficient funds to satisfy our cash requirements and would be forced to go out of business.

We lack an operating history and have losses which we expect to continue into the future. As a result, we may have to suspend or cease exploration activity or cease operations.

We have not yet conducted any exploration activities.  We have not generated any revenues. We have no exploration history upon which you can evaluate the likelihood of our future success or failure.  Our net loss from inception to August 31, 2009, the date of our most recent financial statements, was $53,928.  Our ability to achieve profitability and positive cash flow in the future is dependent upon

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

We estimate that, with $40,000 in loan capital (non interest bearing, payable on demand) agreed to be advanced by our President (of which $24,056 had been advanced as of August 31, 2009), we will have sufficient cash to continue operations into the late fall of 2009 or early spring of 2010 provided we carry out only partial exploration activities under ‘Phase I’  as recommended by our engineer at an estimated cost of $13,082, as more fully described under “Properties” below.  We are a start-up, pre-exploration stage company.  We will need to raise additional capital to undertake additional exploration activity.  A potential investor may be investing in a company that will not have the funds necessary to conduct any exploration beyond the initial work noted above due to our inability to raise additional capital. If that occurs we will have to cease our exploration activity and go out of business that will result in the loss of our shareholders’ investment.

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

Our sole officer and director will be devoting only approximately 10% of his time, approximately 16 hours per month, to our business. As a consequence of the limited devotion of time to the affairs of Pana expected from management, our business may suffer.  For example,  because our officer and director has other outside business activities and may not be in a position to devote a majority of his time to our exploration activity, our exploration activity may be sporadic or may be periodically interrupted or suspended.   Such suspensions or interruptions may cause us to cease operations altogether and go out of business.

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

The business of mineral exploration and extraction involves a high degree of risk. Few properties that are explored are ultimately developed into production.  Most exploration projects do not result in the discovery of commercially mineable deposits of ore.  The Marawi Claim, our sole property, does not have a known body of commercial ore. Should our mineral claim be found to have commercial quantities of ore, we would be subject to additional risks respecting any development and production activities. Unusual or unexpected formations, formation pressures, fires, power outages, labor disruptions, flooding, explosions, cave-ins, landslides and the inability to obtain suitable or adequate machinery, equipment or labor are other risks involved in extraction operations and the conduct of exploration programs. We do not carry liability insurance with respect to our mineral exploration operations and we may become subject to liability for damage to life and property, environmental damage, cave-ins or hazards.

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

Our sole director and officer currently own 14,000,000 shares of common stock representing  100% of our outstanding shares.  He has registered for resale 10,000,000 of his shares.  Assuming that our sole director and officer sells the 10,000,000 shares he has registered for resale, he will still own 4,000,000 shares of common stock representing approximately 28.6% of our outstanding shares.  As a result, he will have the potential to continue to exercise influence over our operations. This concentration of ownership may also have the effect of delaying or preventing a change in control.

Without a public market there is no liquidity for our shares and our shareholders may never be able to sell their shares that would result in a total loss of their investment.

Our common shares are not listed on any exchange or quotation system.  There is no market for our shares.   Consequently, our shareholder will not be able to sell his shares in an organized market place unless he sells his shares privately.  If this happens, our shareholder might not receive a price per share which he might have received had there been a public market for our shares.   It is our intention to apply for a quotation on the OTCBB whereby:

●	We will have to be sponsored by a participating market maker who will file a Form 211 on our behalf since we will not have direct access to the FINRA personnel; and

●	We will not be quoted on the OTCBB unless we are current in our periodic reports filed with the SEC.

From the date of this Form 10-K, we estimate that it will take us between twelve to eighteen weeks to be approved for a quotation on the OTCBB.  However, we cannot be sure we will be able to obtain a participating market maker or be approved for a quotation on the OTCBB, in which case, there will be no liquidity for the shares of our shareholder.

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

Forward Looking Statements

In addition to the other information contained in this Form 10-K, it contains forward-looking statements which involve risk and uncertainties.  When used in this Form 10-K, the words “may”, “will”, “expect”, “anticipate”, “continue”, “estimate”, “project”, “intend”, “believe” and similar expressions are intended to identify forward-looking statements regarding events, conditions and financial trends that may affect our future plan of operations, business strategy, operating results and financial position.  Readers are cautioned that any forward-looking statements are not guarantees of future performance and are subject to risks and uncertainties and that actual results could differ materially from the results expressed in or implied by these forward-looking statements as a result of various factors, many of which are beyond our control.  Any reader should review in detail this entire Form 10-K including financial statements, attachments and risk factors before considering an investment.

ITEM 1B.                      UNRESOLVED STAFF COMMENTS

There are no unresolved staff comments outstanding at the present time.

ITEM 2. PROPERTIES

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

Pana is preparing to conduct preliminary exploration work on the Marawi Claim but this might not happen until the early summer of 2010.

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

The purpose of this exploration work is to define and enable the interpretation of a possible (which would be Phase III) diamond drill program.

We will finance part of Phase I work with loan capital to be advanced by our President.  However, to conduct any additional exploration work we will have to raise additional funds.  If we are unable to raise such capital we will have to go out of business.

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

Investment Policies

Pana does not have an investment policy at this time.  Any excess funds it has on hand will be deposited in interest bearing notes such as term deposits or short term money instruments. There are no restrictions on what the director is able to invest or additional funds held by Pana.   Presently Pana does not have any excess funds to invest.

ITEM 3. LEGAL PROCEEDINGS

There are no legal proceedings to which Pana is a party or to which the Marawi Claim subject, nor to the best of management’s knowledge are any material legal proceedings contemplated.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS

There has been no Annual General Meeting of Stockholders since Pana’s date of inception since at the present time there is only one shareholder who is also the sole officer and director.  Once Pana has other shareholders, the Company will hold an Annual General Meeting of Stockholders.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASE OF EQUITY SECURITIES

Since inception, Pana has not paid any dividends on its common stock, and Pana does not anticipate that it will pay dividends in the foreseeable future.

Option Grants and Warrants outstanding since Inception.

No stock options have been granted since Pana’s inception.

There are no outstanding warrants or conversion privileges for Pana’s shares.

ITEM 5.                      SELECTED FINANCIAL INFORMATION

The following summary financial data was derived from our financial statements.   This information is only a summary and does not provide all the information contained in our financial statements and related notes thereto.  You should read the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our financial statements and related noted included elsewhere in this Form 10-K.

Operation Statement Data

The following financial information summarizes the more complete historical financial information found in our audited financial statements contained elsewhere in this Form 10-K:

	For the year ended August 31, 2009	For the year ended August 31, 2008	Since Inception to August 31, 2009

Statement of Expenses Information:

Revenue	$ -	$ -	$ -
Net Losses	32,318	17,670	53,928
Total Operating Expenses	32,318	17,670	53,928
Exploration Costs	-	6,843	6,843
General and Administrative	(32,318)	10,827	47,085

	As at August 31, 2009	As at August 31, 2008

Balance Sheet Information:

Cash	$ -	$ -
Total Assets	-	-
Total Liabilities	36,028	7,610
Stockholder’s Deficiency	(36,028)	(7,610)

Our historical results do not necessary indicate results expected for any future periods.

ITEM 6. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS

Corporate Organization and History Within Last Three years since Inception

This section of our Form 10-K includes a number of forward-looking statements that reflect our current views with respect to future events and financial performance. Forward-looking statements are often identified by words like: believe, expect, estimate, anticipate, intend, project and similar expressions, or words which, by their nature, refer to future events. You should not place undue certainty on these forward-looking statements, which apply only as of the date of this Form 10-K. These forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from historical results or our predictions.

We are a start-up, pre-exploration stage company.  We have a limited operating history and have not yet generated or realized any revenues from our activities.  We have yet to undertake any exploration activity on our sole property, the Marawi Claim.   As our property is in the early stage of exploration and there is no reasonable likelihood that revenue can be derived from the property in the foreseeable future.

Our auditors have issued a going concern opinion. This means that our auditors believe there is substantial doubt that we can continue as an on-going business for the next twelve months unless we obtain additional capital to pay for our operations. This is because we have not generated any revenues and no revenues are anticipated until we begin removing and selling minerals, if ever. Accordingly, we must raise cash from sources other than the sale of minerals found on the Marawi Claim.

Apart from the remaining loan advances totaling $15,944 agreed to by our President (who is also our sole stockholder), our only other source of cash at this time is investment by others in the Company.

Provided our President advances the Company the additional $15,944, we estimate we will not have sufficient funds to satisfy our cash requirement to August 31, 2010.

Accordingly, in spite of the loans from our President, we will have to raise additional funds within the next twelve months in order to satisfy our cash requirements.

Should our President fail to advance the additional $15,944 we will not have sufficient funds to satisfy our cash requirements and would have to go out of business.

Furthermore, if our President were to exercise his right to demand repayment of his loan we would have no funds to satisfy our cash requirements and would have to go out of business.

 Moreover, we must raise additional cash to implement further exploration work on the Marawi Claim and stay in business.

Accordingly, we will have to raise additional funds within the next twelve months in order to satisfy our cash requirements.

If we cannot raise additional funds we will not have sufficient funds to satisfy our cash requirements and would have to go out of business.

Since our business activity is related solely to the exploration and evaluation of the Marawi Claim, it is the opinion of management that the most meaningful financial information relates primarily to current liquidity and solvency.   As at August 31, 2009, we had no working capital.

Our future financial success will be dependent on the success of the exploration work on the Marawi Claim.   Such exploration may take years to complete and future cash flows, if any, are impossible to predict at this time.   The realization value from any mineralization which may be discovered by us is largely dependent on factors beyond our control such as the market value of metals produced, mining regulations in the Philippines and foreign exchange rates.

Liquidity and Capital Resources

Since inception to August 31, 2009, we have raised capital through private placements of common stock aggregating $14,000 with our sole officer, director and shareholder, Hector Francisco Vasquez Davis.  In addition Mr. Davis had advanced loan capital of $24,056 as of August 31, 2009 out of a total of $40,000 he has agreed to advance to the Company.  Originally he agreed to advance the full amount on or before August 31, 2009 but since Pana has not commenced exploration on the Marawi Claim it does not need the funds at this time.   Pana has not yet opened a bank account to deposit the funds into so by Hector Davis holding the funds they will be available to meet ongoing expenses as they become due.

We currently have no working capital and we will have to draw down additional funds from the loan facility provided by our President and/or raise capital from other sources within the next twelve months, and in order to satisfy our cash requirements.

As of August 31, 2009 our total assets were $Nil and our total liabilities were $36,028 including $24,056 to our sole director.

Our capital commitments for the coming twelve months consist of administrative expenses together with expenses associated with the completion of our planned exploration program.

Including this exploration work, we estimate that we will have to incur the following expenses during the next twelve months:

Expenses	Amount	Description

Accounting	$ 4,725	Fees to the independent accountant for preparing the quarterly and annual working papers for the financial statements for the calendar year ended 2010.
Audit	4,000	Review of the quarterly financial statements and audit of the annual financial statements.
Exploration	13,082	Per Ngan Report
Filing fees	275	Annual fee to the Secretary of State for Nevada
Office	1,000	Photocopying, delivery, fax and general office supplies
Transfer agent’s fees	1,500	Annual fee of $500 and estimated miscellaneous charges for share certificate issuances and Stockholders’ Reports
Total	24,582
Add: accounts payable	11,972	Accounts payable relating to third parties as at August 31, 2009
Estimated	$ 36,554

Since our initial share issuances, the Company has been unable to raise additional cash apart from the $40,000 loan facility provided by our President.  As noted as above, of August 31, 2009 our President had advanced $24,056 under the loan facility to defray some of the expense noted above, and he has agreed to advance up to an additional $15,944, which funds we estimate will not be sufficient to satisfy the estimated expenses enumerated in the table above.

We have no plant or significant equipment to sell, nor are we going to buy any plant or significant equipment during the next twelve months.  We will not buy any equipment until we have located a body of ore and we have determined it is economical to extract the ore from the land.

We may attempt to interest other companies to undertake exploration work on the Marawi Claim through joint venture arrangement or even the sale of part of the Marawi Claim.  Neither of these avenues has been pursued as of the date of this Form 10-K.

Our engineer has recommended an exploration program for the Marawi Claim.  However, even if the results of this work suggest further exploration work is warranted, we do not presently have the requisite funds and so will be unable to complete anything beyond the exploration work recommended in the Ngan Report until we raise more money or find a joint venture partner to complete the exploration work.  If we cannot find a joint venture partner and do not raise more money, we will be unable to complete any work beyond the exploration program recommended by our engineer.  If we are unable to finance additional exploration activities, we do not know what we will do and we do not have any plans to do anything else.

We do not intend to hire any employees at this time.  All of the work on the Marawi Claim will be conducted by unaffiliated independent contractors that we will hire. The independent contractors will be responsible for supervision, surveying, exploration, and excavation.  We may engage a geologist to assist in evaluating the information derived from the exploration and excavation including advising us on the economic feasibility of removing any mineralized material we may discover.

Limited Operating History; Need for Additional Capital

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

Results of Operations – Year Ended August 31, 2009.

We incurred a net loss of $32,318 for the year ended August 31, 2009 (August 31, 2008: $17,670), resulting in a loss per share of $0.002 (August 31, 2008: $0.013).  An analysis of the expenses for the two years and since inception is as follows:

	For the year ended August 31, 2009	For the year ended August 31, 2008	From inception (October 4, 2006) to August 31, 2009

Accounting and audit	$ 14,195	$ 4,760	$ 21,493
Consulting	10,000	5,500	15,500
Exploration	-	6,843	6,843
Filing fees	54	558	1,129
Incorporation costs	-	-	620
Legal	3,422	-	3,422
Management fees	3,000	-	3,000
Office	559	9	833
Rent	600	-	600
Telephone	300	-	300
Transfer agent’s fees	188	-	188

Total expenses for the year	$ 32,318	$ 17,670	$ 53,928

Our Planned Exploration Program

We must conduct exploration to determine what, if any, amounts of minerals exist on the Marawi Claim and if such minerals can be economically extracted and profitably processed.

Our planned exploration program is designed to efficiently explore and evaluate our property.

Our anticipated exploration costs for Phase I work on the Marawi Claim are approximately $13,082.  This figure represents the anticipated cost to us of completing only Phase I work recommended in the Ngan Report.  With funds to be advanced by our President under the loan facility he has agreed to provide, we will not have sufficient funds available to undertake Phase I exploration work in total.  We will have to raise additional funds within the next twelve months in order to satisfy our ongoing cash requirements and finance Phase I work on the Marawi Claim.

Balance Sheet

Total cash as at August 31, 2009 and August 31, 2008 were respectively $Nil and $Nil.  Our working capital deficiency as at August 31, 2009 and August 31, 2008 were respectively $(36,028) and $(7,610).

Our lack of working capital since inception (October 4, 2006) to the year ended August 31, 2009 is attributable to our incurring administrative expenses aggregating $32,318 compared to $17,670 for the year ended August 31, 2008.

Since inception to August 31, 2009, our working capital was derived from the completion of an initial seed capital offering on August 31, 2007 which raised $1,000, a private placement completed on August 23, 2008 which raised a further $13,000 and cash advances from our President totaling $24,056.    No revenue was generated during these periods.

Total shareholder’s deficit as at August 31, 2009 was $36,028 versus a negative amount of $7,610 as at August 31, 2008. Total shares outstanding as at August 31, 2009 were 14,000,000.

Trends

We are in the pre-explorations stage, have not generated any revenue and have no prospects of generating any revenue in the foreseeable future.  We are unaware of any known trends, events or  uncertainties that have had,  or are reasonably likely to have, a material impact on our business or income, either in the long term of short term, other than as described  in this section or in ‘Risk Factors’, page 5.

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

The going concern basis of presentation assumes we will continue in operation throughout the next fiscal year and into the foreseeable future and will be able to realize our assets and discharge our liabilities and commitments in the normal course of business. Certain conditions, discussed below, currently exists which raise substantial doubt upon the validity of this assumption. The financial statements do not include any adjustments that might result from the outcome of the uncertainty.

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

We do not intend to hire any employees at this time. All of the work on the Marawi Gold Claim will be conducted by unaffiliated independent contractors that we will hire. The independent contractors will be responsible for surveying, geology, engineering, exploration, and excavation. The geologists will evaluate the information derived from the exploration and excavation and the engineers will advise us on the economic feasibility of removing the mineralized material.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

Not Applicable.

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The financial statements attached to this Form 10-K for the year ended August 31, 2009 have been examined by our independent accountants, Madsen & Associates CPA’s Inc. and attached hereto.

ITEM 9. CHANGES IN AND DISAGREEMENT WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

On August 28, 2009, the director of Pana dismissed Seale and Beers, CPA’s, as its independent registered public accounting firm. On the same date, August 28, 2009, the accounting firm of Madsen & Associates CPA’s Inc. was engaged as Pana’s new independent registered public account firm. The director of Pana approved the dismissal of Seale and Beers, CPA’s and the engagement of Madsen & Associates CPA’s Inc. as its independent auditor. Seale and Beers, CPA’s were appointed as independent registered public accountants with the dismissal of Moore and Associates, Chartered on August 3, 2009.   None of the reports of Moore and Associates, Chartered on the Company's financial statements for interim period contained an adverse opinion or disclaimer of opinion, or was qualified or modified as to uncertainty, audit scope or accounting principles, except that Pana's audited financial statements contained in its Form 10-K for the fiscal year ended August 31, 2008 a going concern qualification in Pana's audited financial statements.  Seale and Beers, CPA’s has not rendered an opinion or reviewed any of Pana’s financial statements since the date of their original appointment as independent registered public accountants.

Pana requested that Seale and Beers, CPA’s to furnish it with a letter addressed to the SEC stating whether it agrees with the above statements. The letter was issued and dated August 31, 2009.

On August 28, 2009, Pana engaged Madsen & Associates CPA’s Inc. as its independent accountant. During the two most recent fiscal years and the interim periods preceding the engagement, Pana had not consulted Madsen & Associates CPA’s Inc. regarding any of the matters set forth in Item 304(a)(2)(i) or (ii) of Regulation S-B.

ITEM 9A – CONTROLS AND PROCEDURES

Under the supervision and with the participation of our management, including the Principal Executive Officer and Principal Accounting Officer, we have evaluated the effectiveness of our disclosure controls and procedures as required by Exchange Act Rule 13a-15(b) as of August 31, 2009 (the “Evaluation Date”). Based on that evaluation, the Principal Executive Officer and Principal Accounting Officer have concluded that these disclosure controls and procedures were not effective as of the Evaluation Date as a result of the material weaknesses in internal control over financial reporting discussed below.

Disclosure controls and procedures are those controls and procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act are recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our reports filed under the Exchange Act is accumulated and communicated to management, including our Principal Executive Officer and Principal Accounting Officer, to allow timely decisions regarding required disclosure.

Notwithstanding the assessment that our internal control over financial reporting was not effective and that there were material weaknesses as identified below, we believe that our financial statements contained in our Annual Report on Form 10-K for the year ended August 31, 2009 fairly present our financial condition, results of operations and cash flows in all material respects

Material Weaknesses

Management assessed the effectiveness of our internal control over financial reporting as of Evaluation Date and identified the following material weaknesses:

1.
Certain entity level controls establishing a “tone at the top” were considered material weaknesses. As of August 31, 2009, we did not have an audit committee. There is no policy on fraud. A whistleblower policy is not necessary given the small size of the organization.

2.
Due to the significant number and magnitude of out-of-period adjustments identified during the year-end closing process, management has concluded that the controls over the period-end financial reporting process were not operating effectively. A material weakness in the period-end financial reporting process could result in us not being able to meet our regulatory filing deadlines and, if not remedialed, has the potential to cause a material misstatement or to miss a filing deadline in the future. Management override of existing controls is possible given the small size of the organization and lack of personnel.

3.
There is no system in place to review and monitor internal control over financial reporting. We maintain an insufficient complement of personnel to carry out ongoing monitoring responsibilities and ensure effective internal control over financial reporting.

ITEM 9A (T)   CONTROLS AND PROCEDURES

There were no changes in our internal control over financial reporting during the year ended August 31, 2009 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9 B – OTHER INFORMATION

There are no matters required to be reported upon under this Item.

PART 111

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Our sole Director serves until his successor is elected and qualified.  Our officer is elected by the Director to a term of one (1) year and serves until his successor is duly elected and qualified, or until he is removed from office. With only one director at this time there are no nominating or compensation committees.

The name, address, age and position of our officer and director is set forth below:

Name and Address	Position(s)	Age

Hector Francisco Vasquez Davis Primera Calle El Carmen EDF. PH Villa Medici, Apt. 28, Torre C, Panama, Republic of Panama	Chief Executive Officer, Chief Financial Officer, Chief Accounting Officer President, , Secretary-Treasurer and Director (1)	41

(1)	Mr. Davis was appointed a director, and to the offices noted above, on October 16, 2006.

Background of Hector Francisco Vasquez Davis – Sole Director and Officer

Hector Francisco Vasquez Davis is our sole officer and director and has been the Chief Executive Office, Chief Financial Officer and President of Pana since after its inception. As the Chief Executive Officer he is ultimately responsible for all aspects of Pana. He is currently involved with Pana on a part time basis.

He graduated from Universidad de Panama in 1996 with a Baccalaureate in Commerce and Business. While he was born in the Republic of Panama, he is also a U.S. Citizen and graduated High School from Miami Sr. Core Park High. He is fluent in both Spanish and English.

Between the years of 1996 and 2002 Sr. Vasquez worked for a large auto parts wholesaler in Miami where he rose to a management position.   In 2002, Mr. Davis moved to Panama City, Republic of Panama.  From 2002 to the present his principal occupation has been managing several call centers handling customer service calls for a wide variety of U.S. businesses.

Mr. Davis works only part time for our company, spending approximately 16 hours a month on administrative and accounting matters.

Conflicts of Interest

Our sole officer and director is not a director or officer of any other company involved in the mining industry.  However there can be no assurance such involvement will not occur in the future.  Such present and potential future, involvement could create a conflict of interest.

To ensure that potential conflicts of interest are avoided or declared to Pana and its shareholders and to comply with the requirements of the Sarbanes Oxley Act of 2002, our Director adopted, on October 16, 2006, a Code of Business Conduct and Ethics. Pana’s Code of Business Conduct and Ethics embodies our commitment to such ethical principles and sets forth the responsibilities of Pana and its officer and director to its shareholder, employees, customers, lenders and other stakeholder. Our Code of Business Conduct and Ethics addresses general business ethical principles and other relevant issues.

Significant Employees

We have no paid employees as such.  Our Officer and Director fulfills many functions that would otherwise require Pana to hire employees or outside consultants.

We will have to engage the services of certain consultants to assist in the exploration of the Marawi Claim.  In particular we will engage a professional geologist on a consulting basis, together with any assistant(s) such geologist will responsible for hiring and supervising, to conduct our planned exploration work for the Marawi Claim.  These individuals will be responsible for the completion of the geological work on our claim and, therefore, will be an integral part of our operations although they will not be considered employees either on a full time or part time basis.  This is because our exploration programs will not last more than a few weeks and once completed these individuals will no longer be required.  We have not identified any individual who would work as a consultant for us.

Involvement in Certain Legal Proceedings

To the knowledge of the Company, during the past five years, our director and executive officer:

(1)
has filed a petition under the federal bankruptcy laws or any state insolvency law, nor had a receiver, fiscal agent or similar officer appointed by the court for the business or property of such person, or any partnership in which he was a general partner at or within two years before the time of such filings;

(2)	was convicted in a criminal proceeding or named subject of a pending criminal proceeding (excluding traffic violations and other minor offenses);

(3)
was the subject of any order, judgment or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining him from or otherwise limiting, the following activities:

(i) acting as a futures commission merchant, introducing broker, commodity trading advisor, commodity pool operator, floor broker, leverage transaction merchant, associated person of any of the foregoing, or as an investment advisor, underwriter, broker or dealer in securities, or as an affiliate person, director or employee of any investment company, or engaging in or continuing any conduct or practice in connection with such activity;
(ii)  engaging in any type of business practice; or
(iii) engaging in any activities in connection with the purchase or sale of any security or commodity or in connection with any violation of federal or state securities laws or federal commodities laws;

(4)
was the subject of any order, judgment, or decree, not subsequently reversed, suspended, or vacated, of any federal or state authority barring, suspending or otherwise limiting for more than 60 days the right of such person to engage in any activity described above under this Item, or to be associated with persons engaged in any such activities;

(5)
was found by a court of competent jurisdiction in a civil action or by the SEC to have violated any federal or state securities law, and the judgment in such civil action or finding by the SEC has not been subsequently reversed, suspended, or vacated.

(6)
was found by a court of competent jurisdiction in a civil action or by the Commodity Futures Trading Commission to have violated any federal commodities law, and the judgment in such civil action or finding by the Commodity Futures Trading Commission has not been subsequently reversed, suspended or vacated.

ITEM 11.                      EXECUTIVE COMPENSATION

Executive compensation paid since inception to and including August 31, 2009 is set forth in the following summary:

Summary Compensation Table
                  Long Term Compensation
               Annual Compensation                                          Awards                                          Payouts
(a)	(b)	(c)	(e)	(f)	(g)	(h)	(i)
Name and Principal Position	Year	Salary	Other annual Comp. ($)	Restricted stock awards ($)	Options/SAR (#)	LTIP payouts ($)	All other compensation ($)

Hector Francisco Vasquez Davis, Principal Executive Officer, President, Secretary Treasurer and Director	2006 2007 2008 2009	-0- -0- -0- -0-	-0- -0- -0- -0-	-0- -0- -0- -0-	-0- -0- -0- -0-	-0- -0- -0- -0-	-0- -0- -0- -0-

Compensation of Directors and Officers

We have no standard arrangement to compensate our future directors for their services in their capacity as directors.  Directors are not paid for meetings attended.   All travel and lodging expenses associated with corporate matters are reimbursed by us, if and when incurred.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The following table sets forth, as at August 31, 2009, the total number of shares owned beneficially by our director, officer and key employee and the present owner of 5% or more of our total outstanding shares. The shareholder listed below has direct ownership of his shares and possesses sole voting and dispositive power with respect to the shares.

Title or Class	Name and Address of Beneficial Owner (1)	Amount of Beneficial Ownership (2)	Percent of Class

Common Stock	Hector Francisco Vasquez Davis Primera Calle El Carmen EDF. PH Villa Medici, Apt. 2B, Torre C, Panama, Republic of Panama	14,000,000	100%

(1)	Unless otherwise noted, the security ownership disclosed in this table is of record and beneficial.

(2)
Under Rule 13-d of the Exchange Act, shares not outstanding but subject to options, warrants, rights, conversion privileges pursuant to which such shares may be acquired in the next 60 days are deemed to be outstanding for the purpose of computing the percentage of outstanding shares owned by the person having such rights, but are not deemed outstanding for the purpose of computing the percentage for such other persons.  There are no options, warrants, rights or conversion privileges outstanding.

Future Sales by Existing Shareholder

As of August 31, 2009 there are a total of 14,000,000 shares of our common stock issued and outstanding all of which are owned by our sole shareholder, officer and director Hector Francisco Vasquez Davis.  Of these, all 14,000,000 shares, being 100% of our issued shares, are ‘restricted shares’ as defined in Rule 144 of the Securities Act of 1933. Under our effective registration statement, we qualified for trading 10,000,000 restricted shares, being 71.5% of our issued shares leaving 4,000,000 shares being 28.5% of our shares, as ‘restricted shares’ under Rule 144:

Under Rule 144, restricted shares can be publicly sold, subject to volume restrictions and restrictions on the manner of sale, commencing one year after their acquisition.

Pana does not have any securities that are convertible into common stock. We have not registered any shares for sale by a security holder under the Securities Act other than as disclosed in this Form 10-K.

Description of Securities

Our authorized capital consists of 100,000,000 shares of common stock, par value $0.001 per share, of which 14,000,000 shares are presently issued and outstanding.

Holders of our common stock are entitled to receive dividends as may be declared by our Director; are entitled to share ratably in all of our assets available for distribution upon winding up of the affairs our Company; and are entitled to one non-cumulative vote per share on all matters on which shareholders may vote at all Meetings of the shareholders.

Shareholders are not entitled to preference as to dividends or interest; preemptive rights to purchase in new issues of shares; preference upon liquidation; or any other special rights or preferences.

Non-Cumulative Voting.

Holders of our shares of common stock do not have cumulative voting rights, which means that the shareholders of more than 50% of such outstanding shares, voting for the election of Directors, can elect all of the Directors to be elected, if they so choose.   In such event, the holders of the remaining shares will not be able to elect any of our Directors.

Dividend Policy

As of the date of this Form 10-K we have not paid any cash dividends to stockholders.  The declaration of any future cash dividends will be at the discretion of the Director and will depend on our earnings, if any, capital requirements and financial position, general economic conditions and other pertinent conditions.  It is our present intention not to pay any cash dividends in the near future.

Employment Agreement with our Executive Officer and Director

There is no employment agreement with our officer and director.

Stock Option Plan

We have never established any form of stock option plan for the benefit of our directors, officers or future employees.  We do not have a long-term incentive plan nor do we have a defined benefit, pension plan, profit sharing or other retirement plan.

Bonuses and Deferred Compensation

None

Compensation Pursuant to Plans

None

Pension Table

None

Termination of Employment

There are no compensatory plans or arrangements, including payments to be received from Pana, with respect to any person named in Summary of Compensation set out above which would in any way result in payments to any such person because of his resignation, retirement, or other termination of such person’s employment with Pana, or any change in control of Pana, or a change in the person’s responsibilities following a change in control of Pana.

Compliance with Section 16 (a) of the Exchange Act

Pana knows of no director, officer, beneficial owner of more than ten percent of any class of equity securities of Pana’s registered pursuant to Section 12 (“Reporting Person”) that failed to file any reports required to be furnished pursuant to Section 16(a).   Hector Davis has not filed beneficial ownership report pursuant to Section 16(a).

Transfer Agent

We have engaged the services of Action Stock Transfer Corporation of 7069 S. Highland Drive, Suite 300, Salt Lake City, UT., to act as transfer and registrar.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Transactions with Management and Others

Except as indicated below, there were no material transactions, or series of similar transactions, since inception of Pana, or any currently proposed transactions, or series of similar transactions, to which Pana was or is to be a party, in which the amount involved exceeds $120,000, and in which any director or executive officer, or any security holder who is known by Pana to own of record or beneficially more than 5% of any class of Pana’s common stock, or any member of the immediate family of any of the foregoing persons, has an interest.

Indebtedness of Management

There were no material transactions, or series of similar transactions, since inception of Pana, or any currently proposed transactions, or series of similar transactions, to which Pana was or is to be a part, in which the amount involved exceeded $120,000 and in which any director or executive officer, or any security holder who is known to Pana to own of record or beneficially more than 5% of the common shares of Pana’s capital stock, or any member of the immediate family of any of the foregoing persons, has an interest.

Conflicts of Interest

Hector Davis is not a director or officer of any other company involved in the mining industry.  However, there can be no assurance such involvement in other companies in the mining industry will not occur in the future.  Such potential future involvement could create a conflict of interest.

To ensure that potential conflicts of interest are avoided or declared, our Director adopted, on October 16, 2006, a Code of Ethics for the Board of Directors (the “Code”).  Pana’s Code embodies our commitment to such ethical principles and sets forth the responsibilities of Pana and its officer and director to its shareholders, employees, customers, lenders and other organizations. Our Code addresses general business ethical principles and other relevant issues.

Transactions with Promoters

Pana does not have promoters and has no transactions with any promoters.

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES

(1)           Audit Fees

The aggregate fees billed by the independent registered accountants for the period ended August 31, 2009 for professional services for the review of the quarterly financial statements as at November 30, 2008, February 28, 2009 and May 31, 2009, annual financial statements as of August 31, 2009 and services that are normally provided by the accountants in connection with statutory and regulatory filings or engagements for those period years were as follows:  $1,500 for each of the quarters ended November 30, 2008, February 28, 2009 and May 31, 2009 and $3,500 for the audit of August 31, 2009.

(2)           Audit-Related Fees

The aggregate fees billed in each of the two periods mentioned above for assurance and related services by the principal accountants that are reasonably related to the performance of the audit or review of Pana’s financial statements and are not reported under Item 9 (e)(1) of Schedule 14A was NIL.

(3)           Tax Fees

The aggregate fees billed in August 31, 2009 for professional services rendered by the principal accountants for tax compliance, tax advice, and tax planning was NIL.

(4)           All Other Fees

During the period from inceptions to August 31, 2009 there were no other fees charged by the principal accountants other than those disclosed in (1) and (3) above.

(5)           Audit Committee’s Pre-approval Policies

At the present time, there are not sufficient directors, officers and employees involved with Pana to make any pre-approval policies meaningful.  Once Pana has elected more directors and appointed directors and non-directors to the Audit Committee it will have meetings and function in a meaningful manner.

(6)           Audit Hours Incurred

The principal accountants did not spend greater than 50 percent of the hours spent on the accounting by Pana’s internal accountant.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

Exhibits

The following exhibits are included as part of this report by reference:

1.1	Certificate of Incorporation (incorporated by reference from Pana’s Registration Statement on Form S-1 filed on October 14, 2008, Registration No. 333-154218)

1.2	Articles of Incorporation (incorporated by reference from Pana’s Registration Statement on Form S-1 filed on October 14, 2008, Registration No. 333-154218)

1.3	By-laws (incorporated by reference from Pana’s Registration Statement on Form S-1 filed on October 14, 2008, Registration No. 333-154218)

4	Stock Specimen (incorporated by reference from Pana’s Registration Statement on Form S-1 filed on October 14, 2008, Registration No. 333-154218)

10.1	Transfer Agent and Registrar Agreement (incorporated by reference from Pana’s Registration Statement on Form S-1 filed on October 14, 2008 Registration No. 333-154218)

Financial Statements.  The following financial statements are included in this report:

SIGNATURE

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PANA-MINERALES S.A.
(Registrant)

September 28, 2008
By:   HECTOR FRANCISCO VASQUEZ DAVIS
Hector Francisco Vasquez Davis
Chief Executive Officer, Chief Financial Officer
President and Director

MADSEN & ASSOCIATES, CPA’s INC.                                                                                                          684 East Vine Street, #3
Certified Public Accountants and Business Consultants Board                                                                                                           Murray, Utah, 84107
                          Telephone 801-268-2632

Board of Directors
Pana-Minerales S.A.
Panama, Republic of Panama

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTANTING FIRM

We have audited the accompanying balance sheets of Pana-Minerales S.A. (Pre-exploration stage company) at August 31, 2009 and 2008, and the related statements of operations, changes in stockholder’s deficiency, and cash flows for the years ended August 31, 2009 and 2008 and the period from October 4, 2006 (date of inception) to August 31, 2009. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits. We did not audit the financial statements of Pana-Minerales S.A. at August 31, 2008 and for the year then ended.   Those statements were audited by other auditors whose report has been furnished to us, and our opinion, insofar as it relates to the amounts included here, is based solely on the report of other auditors.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  The company is not required to have nor were we engaged to perform an audit of its internal control over financial reporting.  Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purposes of expressing an opinion on the effectiveness for the company’s internal control over financial reporting.   Accordingly, we express no such opinion.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosure in the financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statements presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Pana-Minerales S.A. as at August 31, 2009 and 2008, and the results of operations and cash flows for the years ended August 31, 2009 and 2008 and the period from October 4, 2006 (date of inception) to August 31, 2009, in conformity with generally accepted accounting principles accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company will need additional working capital for its planned activities and to service its debt, which raises substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are described in the notes to the financial statements. These financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Murray, Utah                                                                           /s/  “Madsen & Associates, CPA’s Inc.”

September 28, 2009

PANA-MINERALES S.A.
(Pre-Exploration Company)

BALANCE SHEETS

	August 31, 2009	August 31, 2008

ASSETS

Current Assets

Cash	$ -	$ -

Total Current Assets	$ -	$ -

LIABILITIES AND STOCKHOLDER’S DEFICIENCY

Current Liabilities

Accounts Payable	$ 11,972	$ 7,416
Due to Director	24,056	194

Total Current Liabilities	36,028	7,610

STOCKHOLDER’S DEFICIENCY

Common stock
100,000,000 shares authorized, at $0.001 par value 14,000,000 shares issued and outstanding	14,000	14,000
Capital in excess of par value	3,900	-
Deficit accumulated during the pre-exploration stage	(53,928)	(21,610)

Total Stockholder’s Deficiency	(36,028)	(7,610)

	$ -	$ -

The accompanying notes are an integral part of these financial statements.

PANA-MINERALES S.A.
(Pre-Exploration Company)

STATEMENT OF OPERATIONS

For the years ended August 31, 2009 and 2008 and for the period from October 4, 2006 (date of inception) to August 31, 2009

	For the year ended August 31, 2009	For the year ended August 31, 2008	From inception (October 4, 2006) to August 31, 2009

REVENUE	$ -	$ -	$ -

EXPENSES

Acquisition, staking and geological report	0	6,843	6,843
Administrative	32,318	10,827	47,085

NET LOSS FROM OPERATIONS	$ (32,318)	$ (17,670)	$ (53,928)

NET LOSS PER COMMON SHARE

Basic and Diluted	$ (0.002)	$ (0.013)

AVERAGE OUTSTANDING SHARES

Basic	14,000,000	1,284,153

The accompanying notes are an integral part of these financial statements.

PANA-MINERALES S.A.

 (Pre-Exploration Stage Company)

STATEMENT OF CHANGES IN STOCKHOLDER’S DEFICIENCY

Period October 4, 2006 (date of inception) to August 31, 2009

	Common Shares	Stock Amount	Capital in Excess of Par Value	Accumulated Deficit

Balance October 4, 2006	-	$ -	$ -	$ -

Issuance of common shares for cash - $0.001 per share August 31, 2007	1,000,000	1,000	-	-

Net operating loss for the period October 4, 2006 (date of Inception) to August 31, 2007	-	-	-	(3,940)

Balance as at August 31, 2007	1,000,000	1,000	-	(3,940)

Issuance of common shares for cash - $0.001 per share August 23, 2008	13,000,000	13,000	-	-

Net operating loss for the year ended August 31, 2008	-	-	-	(17,670)

Balance as at May 31, 2008	14,000,000	14,000	-	(21,610)

Capital contributions - expenses	-	-	3,900	-

Net operating loss for the year ended August 31, 2009	-	-	-	(32,318)

Balance as at August 31, 2009	14,000,000	14,000	$ 3,900	$ (53,928)

The accompanying notes are an integral part of these financial statements.

PANA-MINERALES S.A.
(Pre-Exploration Company)

STATEMENTS OF CASH FLOWS

For the years ended August 31, 2009 and 2008 and for the period from October 4, 2006 (date of inception) to August 31, 2009

	For the year ended August 31, 2009	For the year ended August 31, 2008	From inception (October 4, 2006) to August 31, 2009

CASH FLOWS FROM OPERATING ACTIVITIES:

Net loss	$ (32,318)	$ (17,670)	$ (53,928)

Capital contributions - expenses	3,900	-	3,900
Changes in accounts payable	4,556	4,769	11,972

Net Cash Provided (Used) in Operation	(23,862)	(12,901)	(38,056)

CASH FLOWS FROM INVESTING ACTIVITIES:	-	-	-

CASH FLOWS FROM FINANCING ACTIVITIES:

Proceeds from loan from related party	23,862	(99)	24,056
Proceeds from issuance of common stock	-	13,000	14,000
	23,862	12,901	38,056

Net (Decrease) Increase in Cash	-	-	-

Cash at Beginning of Period	-	-	-

CASH AT END OF PERIOD	-	-	-

Cash at end of Period	$ -	$ -	$ -

The accompanying notes are an integral part of these financial statements.

PANA-MINERALES S.A.
(Pre-exploration Stage Company)
NOTES TO FINANCIAL STATEMENTS
August 31, 2009

1.           ORGANIZATION

The Company, Pana-Minerales S.A., was incorporated under the laws of the State of Nevada on October 4, 2006 with the authorized capital stock of 100,000,000 shares at $0.001 par value.

The Company was organized for the purpose of acquiring and developing mineral properties.  At the report date mineral claims, with unknown reserves, had been acquired.  The Company has not established the existence of a commercially minable ore deposit and therefore has not reached the development stage and is considered to be in the pre-exploration stage.

2.           SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Accounting Methods

The Company recognizes income and expenses based on the accrual method of accounting.

Dividend Policy

The Company has not yet adopted a policy regarding payment of dividends.

Basic and Diluted Net Income (loss) Per Share

Basic net income (loss) per share amounts are computed based on the weighted average number of shares actually outstanding.   Diluted net income (loss) per share amounts are computed using the weighted average number of common and common equivalent shares outstanding as if shares had been issued on the exercise of any common share rights unless the exercise becomes antidilutive and then only the basic per share amounts are shown in the report.

Evaluation of Long-Lived Assets

The Company periodically reviews its long term assets and makes adjustments, if the carrying value exceeds fair value.

Income Taxes

The Company utilizes the liability method of accounting for income taxes.  Under the liability method deferred tax assets and liabilities are determined based on differences between financial reporting and the tax bases of the assets and liabilities and are measured using the enacted tax rates and laws that will be in effect, when the differences are expected to be reversed.   An allowance against deferred tax assets is recorded, when it is more likely than not, that such tax benefits will not be realized.

PANA-MINERALES S.A.
(Pre-exploration Stage Company)
NOTES TO FINANCIAL STATEMENTS
August 31, 2009

2.           SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - Continued

Income Taxes - continued

On August 31, 2009, the Company had a net operating loss carry forward of $53,928 for income tax purposes.  The tax benefit of approximately $16,100 from the loss carry forward has been fully offset by a valuation reserve because the future tax benefit is undeterminable since the Company is unable to establish a predictable projection of operating profits for future years.  The losses expire 2025 through 2029.

Revenue Recognition

Revenue is recognized on the sale and delivery of a product or the completion of a service provided.

Advertising and Market Development

The company expenses advertising and market development costs as incurred.

Financial Instruments

The carrying amounts of financial instruments are considered by management to be their fair value due to their short term maturities.

Estimates and Assumptions

Management uses estimates and assumptions in preparing financial statements in accordance with general accepted accounting principles.  Those estimates and assumptions affect the reported amounts of the assets and liabilities, the disclosure of contingent assets and liabilities, and the reported revenues and expenses.   Actual results could vary from the estimates that were assumed in preparing these financial statements.

Statement of Cash Flows

For the purposes of the statement of cash flows, the Company considers all highly liquid investments with a maturity of three months or less to be cash equivalents.

Unproven Mining Claim Costs

Cost of acquisition, exploration, carrying and retaining unproven properties are expensed as incurred.

Environmental Requirements

At the report date environmental requirements related to the mineral claim acquired are unknown and therefore any estimate of any future cost cannot be made.

PANA-MINERALES S.A.
(Pre-exploration Stage Company)
NOTES TO FINANCIAL STATEMENTS
August 31, 2009

2.           SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - Continued

Recent Accounting Pronouncements

The Company does not expect that the adoption of other recent accounting pronouncements will have a material impact on its financial statements.

3.           AQUISITION OF MINERAL CLAIM

On January 15, 2008, the Company purchased the Marawi Gold Claims located in the Philippines for $5,000 and obtained a mining license for an additional payment of $1,843.  The Company had not established the existence of a commercially minable ore deposit on the Marawi Gold Claims.   These claims have no expiry date and only if the Company decides to abandon them will it no longer have an interest in the minerals thereon.

4.           SIGNIFICANT TRANSACTIONS WITH RELATED PARTY

The sole officer-director has acquired 100% of the common stock issued.   The officer-directors has made contributions to capital of $3,900 in the form of expenses paid for the Company.

5.           CAPITAL STOCK

On August 31, 2007, the Company completed a private placement of 1,000,000 common shares at a price of $0.001 per share for $1,000 to its sole director and officer.

On August 23, 2008, the Company issued a further 13,000,000 common shares at a price of $0.001 per share for $13,000 to its sole director and officer.

6.           GOING CONCERN

The Company intends to seek business opportunities that will provide a profit.  However, the Company does not have the working capital necessary to be successful in this effort and to service its debt, which raises substantial doubt about its ability to continue as a going concern.

Continuation of the Company as a going concern is dependent upon obtaining additional working capital and the management of the Company has developed a strategy, which it believes will accomplish this objective through additional loans from related parties, and equity funding, which will enable the Company to operate for the coming year.