Form 10-Q
period 2010-02-28
Pana-Minerales S.A.
filed 2010-03-30
CIK 1380713

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(X )	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITES EXCHANGE ACT OF 1934
For the quarterly period ended February 28, 2010

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

Issuer’s telephone number 507-391-6820

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

March 25, 2010: 14,000,000 common shares

		Page Number
PART 1.	FINANCIAL INFORMATION

ITEM 1.	Financial Statements (unaudited)	3

	Balance Sheets as at February 28, 2010 and August 31, 2009	4

	Statement of Operations For the three months and six months ended February 28, 2010 and 2009 and for the period October 4, 2006 (Date of Inception) to February 28, 2010	5

	Statement of Cash Flows For the six months ended February 28, 2010 and 2009 and for the period October 4, 2006 (Date of Inception) to February 28, 2010	6

	Notes to the Financial Statements.	7

ITEM 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	10

ITEM 3.	Quantitative and Qualitative Disclosure about Market Risk	16

ITEM 4.	Controls and Procedures	17

ITEM 4T.	Controls and Procedures	18

PART 11.	OTHER INFORMATION	18

ITEM 1.	Legal Proceedings	18

ITEM 1A.	Risk Factors	18

ITEM 2.	Unregistered Sales of Equity Securities and Use of Proceeds	23

ITEM 3.	Defaults Upon Senior Securities	23

ITEM 4.	Submission of Matters to a Vote of Security Holders	23

ITEM 5.	Other Information	23

ITEM 6.	Exhibits	23

	SIGNATURES.	24

PART 1 – FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS

The accompanying balance sheets of Pana-Minerales S.A. (pre-exploration stage company) at February 28, 2010 (with comparative figures as at August 31, 2009) and the statement of operations for the three and six months ended February 28, 2010  and 2009 and from October 4, 2006 (date of incorporation) to February 28, 2010 and the statement of cash flows for the six months ended February 28, 2010 and 2009 and for the period from October 4, 2006 (date of incorporation) to February 28, 2010 have been prepared by the Company’s management in conformity with accounting principles generally accepted in the United States of America.  In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature.

Operating results for the three and six months ended February 28, 2010, are not necessarily indicative of the results that can be expected for the year ending August 31, 2010.

PANA-MINERALES S.A.
(Pre-Exploration Company)

BALANCE SHEETS

(Unaudited – Prepared by Management)

	February 28, 2010	August 31, 2009

ASSETS

Current Assets

Cash	$ -	$ -

Total Current Assets	$ -	$ -

LIABILITIES AND STOCKHOLDER’S DEFICIENCY

Current Liabilities

Accounts Payable	$ 11,896	$ 11,972
Due to Director	27,594	24,056

Total Current Liabilities	39,490	36,028

STOCKHOLDER’S DEFICIENCY

Common stock
100,000,000 shares authorized, at $0.001 par value 14,000,000 shares issued and outstanding	14,000	14,000
Capital in excess of par value	11,700	3,900
Deficit accumulated during the pre-exploration stage	(65,190)	(53,928)

Total Stockholder’s Deficiency	(39,490)	(36,028)

	$ -	$ -

The accompanying notes are an integral part of these unaudited financial statements.

PANA-MINERALES S.A.
(Pre-Exploration Company)

STATEMENT OF OPERATIONS

For the three and six months ended February 28, 2010 and 2009 and for the period from October 4, 2006 (date of inception) to February 28, 2010

(Unaudited – Prepared by Management)

	For the three months ended February 28, 2010	For the three months ended February 28, 2009	For the six months ended February 28, 2010	For the six months ended February 28, 2009	From inception (October 4, 2006) to February 28, 2010

REVENUE	$ -	$ -	$ -	$ -	$ -

EXPENSES

Acquisition, staking and Geological report	-	-	-	-	6,843
Administrative	4,856	6,403	11,262	18,599	58,347

NET LOSS FROM OPERATIONS	$ (4,856)	$ (6,403)	$ (11,262)	$ (18,599)	$ (65,190)

NET LOSS PER COMMON SHARE

Basic and Diluted	$ (0.000)	$ (0.000)	$ (0.001)	$ (0.001)

AVERAGE OUTSTANDING SHARES

Basic	14,000,000	14,000,000	14,000,000	14,000,000

The accompanying notes are an integral part of these unaudited financial statements.

PANA-MINERALES S.A.
(Pre-Exploration Company)

STATEMENTS OF CASH FLOWS

For the six months ended February 28, 2010 and 2009 and for the period from October 4, 2006 (date of inception) to February 28, 2010

(Unaudited – Prepared by Management)

	For the six months ended Feb. 28, 2010	For the six months ended Feb. 28, 2009	From inception (October 4, 2006) to Feb. 28, 2010

CASH FLOWS FROM OPERATING ACTIVITIES:

Net loss	$ (11,262)	$ (18,599)	$ (65,190)

Capital contributions - expenses	7,800	-	11,700
Changes in accounts payable	(76)	(1,171)	11,896

Net Cash Provided (Used) in Operation	(3,538)	(19,770)	(41,594)

CASH FLOWS FROM INVESTING ACTIVITIES:	-	-	-

CASH FLOWS FROM FINANCING ACTIVITIES:

Proceeds from loan from related party	3,538	19,770	27,594
Proceeds from issuance of common stock	-	-	14,000
	3,538	19,770	41,594

Net (Decrease) Increase in Cash	-	-	-

Cash at Beginning of Period	-	-	-

CASH AT END OF PERIOD	-	-	-

Cash at end of Period	$ -	$ -	$ -

The accompanying notes are an integral part of these unaudited financial statements.

PANA-MINERALES S.A.
(Pre-exploration Stage Company)
NOTES TO FINANCIAL STATEMENTS
February 28, 2010

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
February 28, 2010

(Unaudited – Prepared by Management)

2.           SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - Continued

Income Taxes - continued

On February 28, 2010, the Company had a net operating loss carry forward of $65,190 for income tax purposes.  The tax benefit of approximately $19,500 from the loss carry forward has been fully offset by a valuation reserve because the future tax benefit is undeterminable since the Company is unable to establish a predictable projection of operating profits for future years.  The losses expire 2027 through 2030.

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

PANA-MINERALES S.A.
(Pre-exploration Stage Company)
NOTES TO FINANCIAL STATEMENTS
February 28, 2010

(Unaudited – Prepared by Management)

7.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES – Continued

Recent Accounting Pronouncements

The Company does not expect that the adoption of other recent accounting pronouncements will have a material impact on its financial statements.

3.           Acquisition OF MINERAL CLAIM

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

4.           SIGNIFICANT TRANSACTIONS WITH RELATED PARTY

The sole officer-director has acquired 100% of the common stock issued.   The officer-director has made no interest, demand loans of $27,594 and has made contributions to capital of $11,700 in the form of expenses paid for the Company.

7.	5. CAPITAL STOCK

On August 31, 2007, the Company completed a private placement of 1,000,000 common shares at a price of $0.001 per share for $1,000 to its sole director and officer.

On August 23, 2008, the Company issued a further 13,000,000 common shares at a price of $0.001 per share for $13,000 to its sole director and icer.

7.	6. GOING CONCERN

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

7.	SUBSEQUENT EVENTS

The Company has evaluated subsequent events from the balance sheet date through to March 25, 2010 and has found no material subsequent events to report.

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

We plan to finance our operations through a combination of equity and debt capital.  As summarized below, since inception we have raised a total of $14,000 in equity while our total expense incurred since inception total $65,190 leaving us with a working capital deficit of $39,490 as of February 28, 2010.  As of February 28, 2010 we had also received cash advances of $27,594 from our President and sole shareholder.    This debt capital advanced by our President is in the form of non interest bearing demand loans.  Our President has agreed to advance to the Company, on an ‘as needed’ basis, up to an additional $12,406 on the same terms and conditions

Apart from these advances we have no funds to satisfy our cash requirements and should we be unable to raise additional capital from other sources in the future we will have to go out of business.  We have no full time employees and our management devotes a small percentage of his time to the affairs of the Company.

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

We had no cash on hand as of February 28, 2010, the end of our most recent fiscal quarter.

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

Results of Operations – Six Months Ended February 28, 2010.

We incurred a net loss of $65,190 from the date of inception (October 4, 2006) to as at February 28, 2010.  The loss for the six months ended February 28, 2010 we incurred expense of $11,262 representing various administrative expenses as follows: audit and accounting - $2,835, management fees - $6,000, office and miscellaneous - $263, rent - $1,200, telephone - $600 and transfer agent fees - $364.  Management fees, rent and telephone are not cash expenses as such but are accrued for accounting purposes as expenses and credited to Capital in Excess of Par Value.

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

Balance Sheet

Total cash as at February 28, 2010 was $Nil.  Our working capital deficiency as at February 28, 2010 was $39,490.

Our lack of working capital since inception (October 4, 2006) and for the six months ended February 28, 2010 and the year ended August 31, 2009 is attributable to our incurring administrative and/or exploration expenses aggregating $65,190.

Since inception to February 28, 2010, our working capital was derived from the completion of an initial seed capital offering on August 31, 2007 which raised $1,000, a private placement completed on August 23, 2008 which raised a further $13,000 and cash advances from our President totalling $27,594.  No revenue was generated during these periods.

Total shareholder’s deficiency as at February 28, 2010 was $39,490.  Total shares outstanding as at February 28, 2010 were 14,000,000.

Funds required over the next twelve months

Our director estimates the funds required over the next twelve months will be a follows:

Internal Accountant	$ 4,725	Preparation of various working papers for submission to the audits including financial statements.
Independent Accountant	4,000	Review of financial statement produced each quarter and examination of year-end financial statements
Edgarizing	1,470	Edgarizing various Form 10-Qs and K.
Exploration – Phase I	13,083	As per the Ngan Report
Filing fees	325	To maintain Pana in good standing in State of Nevada
Office	500	Office supplies, courier and fax charges
Transfer Agent	1,500	Issuance of share certificates and annual transfer agent fee
	25,603
Accounts Payable – February 28, 2010	11,896	Represents amounts owed to third parties
Cash requirements	$ 37,499

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

ITEM 4.                      CONTROLS AND PROCEDURES

Under the supervision and with the participation of Pana’s management which including only our Chief Executive Officer, Hector Davis, who is also the only director, he has evaluated the effectiveness of Pana’s disclosure controls and procedures as required by Exchange Act Rule 13a-15(b) as of February 28, 2010 (the “Evaluation Date”). Based on his evaluation, he has concluded that these disclosure controls and procedures were not effective as of the Evaluation Date as a result of the material weaknesses in internal control over financial reporting.

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

As of February 28, 2010, Hector Davis assessed the effectiveness of the Company’s internal control over financial reporting based on the criteria for effective internal control over financial reporting established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) and SEC guidance on conducting such assessments.

Notwithstanding the assessment that Pana’s internal control over financial reporting was not effective and that there were material weaknesses as identified below, Hector Davis believes that the Company’s financial statements contained in its Annual Report on Form 10-Q for the six months ended February 28, 2010 fairly present its financial condition, results of operations and cash flows in all material respects.

Material Weaknesses

Hector Davis has assessed the effectiveness of the Company’s internal control over financial reporting as of Evaluation Date and identified the following material weaknesses:

1.
Certain entity level controls establishing a “tone at the top” were considered material weaknesses. As of February 28, 2010, we did not have an audit committee due to there only being one officer who is also the sole director.   No independent expert has been appointed to the audit committee so that it is not controlled by one individual as it is presently. There is no policy on fraud. A whistleblower policy is not necessary given the small size of the organization.

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

ITEM 9T   CONTROLS AND PROCEDURES

There were no changes in the Company’s internal control over financial reporting during the six months ended February 28, 2010 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

We are financing our continuing operations with cash loaned to us by our President.  As at February 28, 2010, our President has loaned us $27,594.  He has agreed to advance a further $12,406 until such time as other sources of funding can be considered.  Without these loan advances, absent any other source of funds, we would be forced to go out of business.  Even if our President advances further funds we will at some time have to consider other avenues of raising money either by way of private placement offerings, further advance from Hector Davis or loans guaranteed by him personally.  We will have to raise additional funds in the next twelve months to satisfy our cash requirements.  The loan advances made by Hector Davis are repayable on demand.  Accordingly, if he were to demand repayment of his loan advances we would not have sufficient funds to satisfy our cash requirements and would be forced to go out of business.

We lack an operating history and have losses which we expect to continue into the future. As a result, we may have to suspend or cease exploration activity or cease operations.

We have not yet conducted any exploration activities.  We have not generated any revenues. We have no exploration history upon which you can evaluate the likelihood of our future success or failure.  Our net loss from inception to February 28, 2010, the date of our most recent financial statements, was $65,190.  Our ability to achieve profitability and positive cash flow in the future is dependent upon

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

We estimate that, with $40,000 in loan capital (non interest bearing, payable on demand) agreed to be advanced by our President (of which $27,594 had been advanced as of February 28, 2010), we will have sufficient cash to continue operations into the summer of 2010 provided we carry out only the ‘Phase I’ exploration activity recommended by our engineer at an estimated cost of $17,500.   We are a start-up, pre-exploration stage company.  We will need to raise additional capital to undertake additional exploration activity.  You may be investing in a company that will not have the funds necessary to conduct any exploration beyond the initial work noted above due to our inability to raise additional capital. If that occurs we will have to cease our exploration activity and go out of business that will result in the loss of your investment.

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

Our common shares are not listed on any exchange or quotation system.  There is no market for our shares.   Consequently, our future shareholders will not be able to sell their shares in an organized market place unless they sell their shares privately.  If this happens, our shareholders might not receive a price per share which he might have received had there been a public market for our shares.   Now that our registration statement becomes effective, it is our intention to apply for a quotation on the OTCBB whereby:

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

Dated: March 30, 2010