Form 10-Q
period 2010-05-31
Pana-Minerales S.A.
filed 2010-07-07
CIK 1380713

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(X )	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITES EXCHANGE ACT OF 1934
For the quarterly period ended May 31, 2010

( )	TRANSACTION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transaction period from to

Commission File number 333-154218

PANA-MINERALES S.A.
(Exact name of registrant as specified in charter)

Nevada	98-0515701
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employee I.D. No.)

Primera Calle El Carmen, EDF. PH Villa Medici
Apt. 28, Torre C, Panama, Rep. of Panama
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code 507-391-6820

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

June 30, 2010: 14,000,000 common shares

PART 1 – FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS

The accompanying balance sheets of Pana-Minerales S.A. (pre-exploration stage company) at May 31, 2010 (with comparative figures as at August 31, 2009) and the statement of operations for the three and nine months ended May 31, 2010  and 2009 and from October 4, 2006 (date of incorporation) to May 31, 2010 and the statement of cash flows for the nine months ended May 31, 2010 and 2009 and for the period from October 4, 2006 (date of incorporation) to May 31, 2010 have been prepared by the Company’s management in conformity with accounting principles generally accepted in the United States of America.  In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature.

Operating results for the three and nine months ended May 31, 2010, are not necessarily indicative of the results that can be expected for the year ending August 31, 2010.

PANA-MINERALES S.A.
(Pre-Exploration Company)

BALANCE SHEETS

(Unaudited – Prepared by Management)

	May 31, 2010	August 31, 2009

ASSETS

Current Assets

Cash	$ -	$ -

Total Current Assets	$ -	$ -

LIABILITIES AND STOCKHOLDER’S DEFICIENCY

Current Liabilities

Accounts Payable	$ 13,414	$ 11,972
Due to Director	28,257	24,056

Total Current Liabilities	41,671	36,028

STOCKHOLDER’S DEFICIENCY

Common stock
100,000,000 shares authorized, at $0.001 par value 14,000,000 shares issued and outstanding	14,000	14,000
Capital in excess of par value	15,600	3,900
Deficit accumulated during the pre-exploration stage	(71,271)	(53,928)

Total Stockholder’s Deficiency	(41,671)	(36,028)

	$ -	$ -

The accompanying notes are an integral part of these unaudited financial statements.

PANA-MINERALES S.A.
(Pre-Exploration Company)

STATEMENT OF OPERATIONS

For the three and nine months ended May 31, 2010 and 2009 and for the period from October 4, 2006 (date of inception) to May 31, 2010

(Unaudited – Prepared by Management)

	For the three months ended May 31, 2010	For the three months ended May 31, 2009	For the nine months ended May 31, 2010	For the nine months ended May 31, 2009	From inception (October 4, 2006) to May 31, 2010

REVENUE	$ -	$ -	$ -	$ -	$ -

EXPENSES

Acquisition, staking and geological report	-	-	-	-	6,843
Administrative	6,081	4,638	17,343	23,237	64,428

NET LOSS FROM OPERATIONS	$ (6,081)	$ (4,638)	$ (17,343)	$ (23,237)	$ (71,271)

NET LOSS PER COMMON SHARE

Basic and Diluted	$ (0.000)	$ (0.000)	$ (0.001)	$ (0.002)

AVERAGE OUTSTANDING SHARES

Basic	14,000,000	14,000,000	14,000,000	14,000,000

The accompanying notes are an integral part of these unaudited financial statements.

PANA-MINERALES S.A.
(Pre-Exploration Company)

STATEMENTS OF CASH FLOWS

For the nine months ended May 31, 2010 and 2009 and for the period from October 4, 2006 (date of inception) to May 31, 2010

(Unaudited – Prepared by Management)

	For the nine months ended May 31, 2010	For the nine months ended May 31, 2009	From inception (October 4, 2006) to May 31, 2010

CASH FLOWS FROM OPERATING ACTIVITIES:

Net loss	$ (17,343)	$ (23,237)	$ (71,271)

Capital contributions - expenses	11,700	-	15,600
Changes in accounts payable	1,442	981	13,414

Net Cash Provided (Used) in Operation	(4,201)	(22,256)	(42,257)

CASH FLOWS FROM INVESTING ACTIVITIES:	-	-	-

CASH FLOWS FROM FINANCING ACTIVITIES:

Proceeds from loan from related party	4,201	22,256	28,257
Proceeds from issuance of common stock	-	-	14,000
	4,201	22,256	42,257

Net (Decrease) Increase in Cash	-	-	-

Cash at Beginning of Period	-	-	-

CASH AT END OF PERIOD	-	-	-

Cash at end of Period	$ -	$ -	$ -

The accompanying notes are an integral part of these unaudited financial statements.

PANA-MINERALES S.A.
(Pre-exploration Stage Company)
NOTES TO FINANCIAL STATEMENTS
May 31, 2010

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

Impairment of Long-Lived Assets

 The Company reviews and evaluates long-term assets for impairment when events or changes in circumstances indicate that the related carrying amounts may not be recoverable.   The assets are subject to impairment consideration under ASC 360-10-35-17 if events or circumstances indicate that their carrying amount might not be recoverable.   When the Company determines that an impairment analysis shall be done, the analysis will be performed under the rules under ASC 930-360-35, Asset Impairment, and 360-1-15-3 through 15-5, Impairment or Disposal of Long-Lived Assets.

PANA-MINERALES S.A.
(Pre-exploration Stage Company)
NOTES TO FINANCIAL STATEMENTS
May 31, 2010

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

On May 31, 2010, the Company had a net operating loss carry forward of $71,271 for income tax purposes.  The tax benefit of approximately $21,300 from the loss carry forward has been fully offset by a valuation reserve because the future tax benefit is undeterminable since the Company is unable to establish a predictable projection of operating profits for future years.  The losses expire 2027 through 2030.

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

PANA-MINERALES S.A.
(Pre-exploration Stage Company)
NOTES TO FINANCIAL STATEMENTS
May 31, 2010

(Unaudited – Prepared by Management)

2.           SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - Continued

Mineral Property Acquisition Costs

Cost of acquisition and option costs of mineral rights are capitalized upon acquisition.  Mine development costs incurred to develop new ore deposits, to expand the capacity of mines, or to develop mine areas substantially in advance of current production are also capitalized once proven and probable reserves exist and the property is a commercially mineable property.   Cost incurred to maintain current production or to maintain assets on a standby basis are charged to operations.   If the Company does not continue with exploration after the completion of the feasibility study, the mineral rights will be expensed at that time.  Costs of abandoned projects are charged to mining costs including related property and equipment costs.   To determine if these costs are in excess of their recoverable amount periodic evaluation of carrying value of capitalized costs and related property and equipment costs are based upon expected future cash flows and/or estimated salvage value in accordance with Accounting Standards Codification (ASC) 360-10-35-15, Impairment or Disposal of Long-Lived Assets.

Various factors could impact our ability to achieve forecasted production schedules.  Additionally, commodity prices, capital expenditure requirements and reclamation costs could differ from the assumptions the Company may use in cash flow models used to assess impairment.   The ability to achieve the estimated quantities of recoverable minerals from exploration stage mineral interests involves further risks in addition to those factors applicable to mineral interests when proven and probable reserves have been identified, due to lower level of confidence that the identified mineralized material can ultimately be mined.

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

The acquisition costs have been impaired and expensed because there has been no exploration activity nor has there been any reserve established and we cannot currently project any future cash flows or salvage value for the coming year and the acquisition costs might not be recoverable.

PANA-MINERALES S.A.
(Pre-exploration Stage Company)
NOTES TO FINANCIAL STATEMENTS
May 31, 2010

(Unaudited – Prepared by Management)

4.           SIGNIFICANT TRANSACTIONS WITH RELATED PARTY

The sole officer-director has acquired 100% of the common stock issued.   The officer-director has made no interest, demand loans of $28,257 and has made contributions to capital of $15,600 in the form of expenses paid for the Company.

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

On June 17, 2010, the Company issued a treasury order for 37 shareholders who had acquired 10,000,000 shares from the Company’s President and Chief Executive Officer as registered under the Company’s post-effective amendment to its registration statement under Form S-1.

The Company has evaluated subsequent events from the balance sheet date through to the date of this report and has found no material subsequent events to report other than noted in the preceding paragraph.

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

We plan to finance our operations through a combination of equity and debt capital.  As summarized below, since inception we have raised a total of $14,000 in equity while our total expense incurred since inception total $71,271 leaving us with a working capital deficit of $41,671 as of May 31, 2010.  As of May 31, 2010 we had also received cash advances of $28,257 from our President and Director.    This debt capital advanced by our President is in the form of non interest bearing demand loans.  Our President has agreed to advance to the Company, on an ‘as needed’ basis, up to an additional $11,743 on the same terms and conditions

Apart from these advances we have no funds to satisfy our cash requirements and should we be unable to raise additional capital from other sources in the future we will have to go out of business.  We have no full time employees and our management devotes a small percentage of his time to the affairs of the Company.

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

We had no cash on hand as of May 31, 2010, the end of our most recent fiscal quarter.

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

Results of Operations – Nine Months Ended May 31, 2010.

We incurred a net loss of $71,271 from the date of inception (October 4, 2006) to May 31, 2010.  The loss for the nine months ended May 31, 2010 we incurred expense of $17,343 representing various administrative expenses as follows: audit and accounting - $4,853, management fees - $9,000, office and miscellaneous - $426, rent - $1,800, telephone - $900 and transfer agent fees - $364.  Management fees, rent and telephone are not cash expenses as such but are accrued for accounting purposes as expenses and credited to Capital in Excess of Par Value.

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

Balance Sheet

Total cash as at May 31, 2010 was $Nil.  Our working capital deficiency as at May 31, 2010 was $41,671.

Our lack of working capital since inception (October 4, 2006) and for the nine months ended May 31, 2010 and the year ended August 31, 2009 is attributable to our incurring administrative and/or exploration expenses aggregating $71,271.

Since inception to May 31, 2010, our working capital was derived from the completion of an initial seed capital offering on August 31, 2007 which raised $1,000, a private placement completed on August 23, 2008 which raised a further $13,000 and cash advances from our President totalling $28,257.  No revenue was generated during these periods.

Total shareholder’s deficiency as at May 31, 2010 was $41,671.  Total shares outstanding as at May 31, 2010 were 14,000,000.

Funds required over the next twelve months

Our director estimates the funds required over the next twelve months will be a follows:

Internal Accountant	$ 4,725	Preparation of various working papers for submission to the audits including financial statements.
Independent Accountant	4,550	Review of financial statement produced each quarter and examination of year-end financial statements
Edgarizing	1,470	Edgarizing various Form 10-Qs and K.
Exploration – Phase I	13,083	As per the Ngan Report
Filing fees	325	To maintain Pana in good standing in State of Nevada
Office	500	Office supplies, courier and fax charges
Transfer Agent	1,500	Issuance of share certificates and annual transfer agent fee
Total	26,153
Accounts Payable – May 31, 2010	13,414	Represents amounts owed to third parties
Cash requirements	$ 39,567

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

ITEM 4.                      CONTROLS AND PROCEDURES

Under the supervision and with the participation of Pana’s management which including only our Chief Executive Officer, Hector Davis, who is also the only director, he has evaluated the effectiveness of Pana’s disclosure controls and procedures as required by Exchange Act Rule 13a-15(b) as of May 31, 2010 (the “Evaluation Date”). Based on his evaluation, he has concluded that these disclosure controls and procedures were not effective as of the Evaluation Date as a result of the material weaknesses in internal control over financial reporting.

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

As of May 31, 2010, Hector Davis assessed the effectiveness of the Company’s internal control over financial reporting based on the criteria for effective internal control over financial reporting established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) and SEC guidance on conducting such assessments.

Notwithstanding the assessment that Pana’s internal control over financial reporting was not effective and that there were material weaknesses as identified below, Hector Davis believes that the Company’s financial statements contained in its Annual Report on Form 10-Q for the nine months ended May 31, 2010 fairly present its financial condition, results of operations and cash flows in all material respects.

Material Weaknesses

Hector Davis has assessed the effectiveness of the Company’s internal control over financial reporting as of Evaluation Date and identified the following material weaknesses:

1.
Certain entity level controls establishing a “tone at the top” were considered material weaknesses. As of May 31, 2010, we did not have an audit committee due to there only being one officer who is also the sole director.   No independent expert has been appointed to the audit committee so that it is not controlled by one individual as it is presently. There is no policy on fraud. A whistleblower policy is not necessary given the small size of the organization.

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

ITEM 9T   CONTROLS AND PROCEDURES

There were no changes in the Company’s internal control over financial reporting during the nine months ended May 31, 2010 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

We are financing our continuing operations with cash loaned to us by our President.  As at May 31, 2010, our President has loaned us $28,257.  He has agreed to advance a further $11,743 until such time as other sources of funding can be considered.  Without these loan advances, absent any other source of funds, we would be forced to go out of business.  Even if our President advances further funds we will at some time have to consider other avenues of raising money either by way of private placement offerings, further advance from Hector Davis or loans guaranteed by him personally.  We will have to raise additional funds in the next twelve months to satisfy our cash requirements.  The loan advances made by Hector Davis are repayable on demand.  Accordingly, if he were to demand repayment of his loan advances we would not have sufficient funds to satisfy our cash requirements and would be forced to go out of business.

We lack an operating history and have losses which we expect to continue into the future. As a result, we may have to suspend or cease exploration activity or cease operations.

We have not yet conducted any exploration activities.  We have not generated any revenues. We have no exploration history upon which you can evaluate the likelihood of our future success or failure.  Our net loss from inception to May 31, 2010, the date of our most recent financial statements, was $71,271.  Our ability to achieve profitability and positive cash flow in the future is dependent upon

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

We estimate that, with $40,000 in loan capital (non interest bearing, payable on demand) agreed to be advanced by our President (of which $28,257 had been advanced as of May 31, 2010), we will have sufficient cash to continue operations into the fall of 2010 provided we carry out only the ‘Phase I’ exploration activity recommended by our engineer at an estimated cost of $17,500.   We are a start-up, pre-exploration stage company.  We will need to raise additional capital to undertake additional exploration activity.  You may be investing in a company that will not have the funds necessary to conduct any exploration beyond the initial work noted above due to our inability to raise additional capital. If that occurs we will have to cease our exploration activity and go out of business that will result in the loss of your investment.

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

Our sole director and officer owned 14,000,000 shares of common stock representing approximately 100% of our outstanding shares.  He registered for resale 10,000,000 of his shares under our effective post-effective amended registration statement under Form S-1.  On June 17, 2010, the Company issued a treasury order for 10,000,000 shares which shares are distributed between 37 new shareholders.   Subsequent to this transaction our sole director and officer still own 4,000,000 shares of common stock representing approximately 28.6% of our outstanding shares.  As a result, he has the potential to continue to exercise influence over our operations. This concentration of ownership may also have the effect of delaying or preventing a change in control.

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

None

ITEM 3.                      DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4.                      SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

ITEM 5.                      OTHER INFORMATION

On June 17, 2010, under a post-effective amended registration statement, our director and officer sold 10,000,000 shares to 37 new shareholders.

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

Dated: June 30, 2010