Form 10-K
period 2010-08-31
Pana-Minerales S.A.
filed 2010-11-05
CIK 1380713

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10K

(x)	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES ACT OF 1934

For the fiscal year ended August 31, 2010

( )	TRANSACTION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transaction period from September 1, 2009 to August 31, 2010

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

October 15, 2010: 14,000,000 common shares

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

As of the date of this Form 10-K, we have not conducted any exploration work on the Marawi Claim. We intend to complete our Phase I exploration program recommended for the Marawi Claim, at an estimated cost of $13,082 during the summer of 2011.

We plan to finance our operations through a combination of equity and debt capital.  As summarized below, since inception we have raised a total of $14,000 in equity while our total expense incurred since inception total $76,371 leaving us with a working capital deficit of $42,871 as of August 31, 2010.  As of August 31, 2010 we had also received cash advances of $30,057 from our President and Director.  Advances by our President are non interest bearing.  He has agreed to advance Pana, on an ‘as needed’ basis, a further $9,944 additional funds to a maximum of $40,000 on the same terms and conditions until such time as Pana obtains funds either through a private placement or later through a public offering.

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

Risks Associated with our Company:

Since our auditors have issued a going concern opinion and although our sole officer and director has agreed to advance money to us, we may not be able to achieve our objectives and may have to suspend or cease exploration activity.

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

Our liquidity, and thus our ability to continue to operate depends upon the continuing willingness of our President, to finance the Company’s operations.

We are financing our continuing operations with cash advanced to us by our President.  As at August 31, 2010 our President has advanced us $30,057.  He has agreed to advance a further $9,943 in funds to a maximum of $40,000.  Without these advances, absent any other source of funds, we would be forced to go out of business.  Even if our President advances a further $9,943 on or before August 31, 2011, we expect our cash resources will not last to August 31, 2011.  We will have to raise additional funds in the next twelve months to satisfy our cash requirements.  The advances made by our President are repayable on demand.  Accordingly, if our President were to demand repayment of his advances we would not have sufficient funds to satisfy our cash requirements and would be forced to go out of business.

We lack an operating history and have losses which we expect to continue into the future. As a result, we may have to suspend or cease exploration activity or cease operations.

We have not yet conducted any exploration activities.  We have not generated any revenues. We have no exploration history upon which you can evaluate the likelihood of our future success or failure.  Our net loss from inception to August 31, 2010, the date of our most recent financial statements, was $76,371.  Our ability to achieve profitability and positive cash flow in the future is dependent upon

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

We estimate that, with $40,000 in capital (non interest bearing, payable on demand) agreed to be advanced by our President (of which $30,057 had been advanced as of August 31, 2010), we will have sufficient cash to continue operations into the late fall of 2010 or early spring of 2011 provided we carry out only partial exploration activities under ‘Phase I’  as recommended by our engineer at an estimated cost of $13,082, as more fully described under “Properties” below.  We are a start-up, pre-exploration stage company.  We will need to raise additional capital to undertake additional exploration activity.  A potential investor may be investing in a company that will not have the funds necessary to conduct any exploration beyond the initial work noted above due to our inability to raise additional capital. If that occurs we will have to cease our exploration activity and go out of business that will result in the loss of our shareholders’ investment.

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

Our sole director and officer currently owns 4,000,000 shares of common stock representing  29% of our outstanding shares.  Due to owing 29% of our common shares, he has the potential to continue to exercise influence over our operations. This concentration of ownership may also have the effect of delaying or preventing a change in control.

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

ITEM 1B.                      UNRESOLVED STAFF COMMENTS

The Company has engaged a market maker to file a Form 211 with FINRA and has received comments regarding certain items to be clarified.   The Company has not yet obtained a quotation on the OTCBB.

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

Pana is preparing to conduct preliminary exploration work on the Marawi Claim but this might not happen until the early summer of 2011.

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

The Ngan Report recommends a two-phase exploration program to further delineate the mineralized system currently recognized on the Marawi Claim, at an estimated total cost of approximately $38,732.

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

We will finance part of Phase I work with capital to be advanced by our President.  However, to conduct any additional exploration work we will have to raise additional funds.  If we are unable to raise such capital we will have to go out of business.

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

Operation Statement Data

The following financial information summarizes the more complete historical financial information found in our audited financial statements contained elsewhere in this Form 10-K:

	For the year ended August 31, 2010	For the year ended August 31, 2009	Since Inception to August 31, 2010

Statement of Expenses Information:

Revenue	$ -	$ -	$ -
Net Losses	22,443	32,318	76,371
Total Operating Expenses	22,443	32,318	76,371
Impairment of mineral claim acquisition costs	-	-	6,843
General and Administrative	(22,443)	(32,318)	69,528

	As at August 31, 2010	As at August 31, 2009

Balance Sheet Information:

Cash	$ -	$ -
Total Assets	-	-
Total Liabilities	42,871	36,028
Stockholder’s Deficiency	(42,871)	(36,028)

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

Apart from the remaining advances totaling $9,943 agreed to by our President, our only other source of cash at this time is investment by others in the Company.

Provided our President advances the Company the additional $9,943, we estimate we will not have sufficient funds to satisfy our cash requirement to August 31, 2011.

Accordingly, in spite of the advances from our President, we will have to raise additional funds within the next twelve months in order to satisfy our cash requirements.

Should our President fail to advance the additional $9,943 we will not have sufficient funds to satisfy our cash requirements and would have to go out of business.

Furthermore, if our President were to exercise his right to demand repayment of his advances we would have no funds to satisfy our cash requirements and would have to go out of business.

 Moreover, we must raise additional cash to implement further exploration work on the Marawi Claim and stay in business.

Accordingly, we will have to raise additional funds within the next twelve months in order to satisfy our cash requirements.

If we cannot raise additional funds we will not have sufficient funds to satisfy our cash requirements and would have to go out of business.

Since our business activity is related solely to the exploration and evaluation of the Marawi Claim, it is the opinion of management that the most meaningful financial information relates primarily to current liquidity and solvency.   As at August 31, 2010, we had no working capital.

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

Liquidity and Capital Resources

Since inception to August 31, 2010, we have raised capital through private placements of common stock aggregating $14,000 with our sole officer, director and shareholder, Hector Francisco Vasquez Davis.  In addition Mr. Davis had advanced capital of $30,057 as of August 31, 2010 out of a total of $40,000 he has agreed to advance to the Company.  Originally he agreed to advance the full amount on or before August 31, 2010 but since Pana has not commenced exploration on the Marawi Claim it does not need the funds at this time.   Pana has not yet opened a bank account to deposit the funds into so by Hector Davis holding the funds they will be available to meet ongoing expenses as they become due.

We currently have no working capital and we will have to draw down additional funds from the advances pledged by our President and/or raise capital from other sources within the next twelve months, and in order to satisfy our cash requirements.

As of August 31, 2010 our total assets were $Nil and our total liabilities were $42,871 including $30,057 to our sole director.

Our capital commitments for the coming twelve months consist of administrative expenses together with expenses associated with the completion of our planned exploration program.

Including this exploration work, we estimate that we will have to incur the following expenses during the next twelve months:

Expenses	Amount	Description

Accounting	$ 4,725	Fees to the independent accountant for preparing the quarterly and annual working papers for the financial statements for the calendar year ended 2011.
Audit	4,550	Review of the quarterly financial statements and audit of the annual financial statements.
Exploration	13,082	Per Ngan Report
Filing fees	350	Annual fee to the Secretary of State for Nevada
Office	1,000	Photocopying, delivery, fax and general office supplies
Transfer agent’s Fees	1,500	Annual fee of $500 and estimated miscellaneous charges for share certificate issuances and Stockholders’ Reports
Total	25,207
Add: accounts payable	12,814	Accounts payable relating to third parties as at August 31, 2010
Estimated	$ 38,021

Since our initial share issuances, the Company has been unable to raise additional cash apart from the amounts provided by our President.  As noted as above, of August 31, 2010 our President had advanced $30,057 under the loan facility to defray some of the expense noted above, and he has agreed to advance up to an additional $9,943, which funds we estimate will not be sufficient to satisfy the estimated expenses enumerated in the table above.

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

Results of Operations – Year Ended August 31, 2010.

We incurred a net loss of $27,377 for the year ended August 31, 2010 (August 31, 2009: $32,318), resulting in a loss per share of $0.002 (August 31, 2009: $0.002).  An analysis of the expenses for the two years and since inception is as follows:

	For the year ended August 31, 2010	For the year ended August 31, 2009	From inception (October 4, 2006) to August 31, 2010

Accounting and audit	$ 4,853	$ 14,195	$ 26,345
Consulting	-	10,000	15,500
Exploration	-	-	6,843
Filing fees	-	54	1,129
Incorporation costs	-	-	620
Legal	-	3,422	3,422
Management fees	12,000	3,000	15,000
Office	742	559	1,576
Rent	2,400	600	3,000
Telephone	1,200	300	1,500
Transfer agent’s fees	1,248	188	1,436

Total expenses for the year	$ 22,443	$ 32,318	$ 76,371

Our Planned Exploration Program

We must conduct exploration to determine what, if any, amounts of minerals exist on the Marawi Claim and if such minerals can be economically extracted and profitably processed.

Our planned exploration program is designed to efficiently explore and evaluate our property.

Our anticipated exploration costs for Phase I work on the Marawi Claim are approximately $13,082.  This figure represents the anticipated cost to us of completing only Phase I work recommended in the Ngan Report.  With funds to be advanced by our President, we will not have sufficient funds available to undertake Phase I exploration work in total.  We will have to raise additional funds within the next twelve months in order to satisfy our ongoing cash requirements and finance Phase I work on the Marawi Claim.

Balance Sheet

Total cash as of August 31, 2010 and August 31, 2009 were respectively $Nil and $Nil.  Our working capital deficiency as of August 31, 2010 and August 31, 2009 were respectively $(42,871) and $(36,028).

Our lack of working capital since inception (October 4, 2006) to the year ended August 31, 2010 is attributable to our incurring general and administrative expenses aggregating $22,443 compared to $32,318 for the year ended August 31, 2009.

Since inception to August 31, 2010, our working capital was derived from the completion of an initial seed capital offering on August 31, 2007 which raised $1,000, a private placement completed on August 23, 2008 which raised a further $13,000 and cash advances from our President totaling $30,057.    No revenue was generated during these periods.

Total shareholder’s deficit as of August 31, 2010 was $42,871 versus a deficit of $36,028 as of August 31, 2009. Total shares outstanding as of August 31, 2010 were 14,000,000.

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

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

Not Applicable.

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The financial statements attached to this Form 10-K for the year ended August 31, 2010 have been examined by our independent accountants, Madsen & Associates CPA’s Inc. and attached hereto.

ITEM 9. CHANGES IN AND DISAGREEMENT WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

During the year ended August 31, 2010, to the best of our knowledge, there have been no disagreements with Madsen & Associates CPA’s Inc. on any matters of accounting principles or practices, financial statement disclosure, or audit scope procedures, which disagreement if not resolved to the satisfaction of Madsen & Associates CPA’s Inc. would have caused them to make a reference in connection with its report on the financial statements for the year.

ITEM 9A – CONTROLS AND PROCEDURES

Under the supervision and with the participation of our management, including the Principal Executive Officer and Principal Accounting Officer, we have evaluated the effectiveness of our disclosure controls and procedures as required by Exchange Act Rule 13a-15(b) as of August 31, 2010 (the “Evaluation Date”). Based on that evaluation, the Principal Executive Officer and Principal Accounting Officer have concluded that these disclosure controls and procedures were not effective as of the Evaluation Date as a result of the material weaknesses in internal control over financial reporting discussed below.

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

Notwithstanding the assessment that our internal control over financial reporting was not effective and that there were material weaknesses as identified below, we believe that our financial statements contained in our Annual Report on Form 10-K for the year ended August 31, 2010 fairly present our financial condition, results of operations and cash flows in all material respects

Material Weaknesses

Management assessed the effectiveness of our internal control over financial reporting as of Evaluation Date and identified the following material weaknesses:

1.
Certain entity level controls establishing a “tone at the top” were considered material weaknesses. As of August 31, 2010, we did not have an audit committee. There is no policy on fraud. A whistleblower policy is not necessary given the small size of the organization.

2.
Due to the significant number and magnitude of out-of-period adjustments identified during the year-end closing process, management has concluded that the controls over the period-end financial reporting process were not operating effectively. A material weakness in the period-end financial reporting process could result in us not being able to meet our regulatory filing deadlines and, if not remedied, has the potential to cause a material misstatement or to miss a filing deadline in the future. Management override of existing controls is possible given the small size of the organization and lack of personnel.

3.
There is no system in place to review and monitor internal control over financial reporting. We maintain an insufficient complement of personnel to carry out ongoing monitoring responsibilities and ensure effective internal control over financial reporting.

ITEM 9A (T)   CONTROLS AND PROCEDURES

There were no changes in our internal control over financial reporting during the year ended August 31, 2010 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

The name, address, age and position of our officer and director is set forth below:

Name and Address	Position(s)	Age

Hector Francisco Vasquez Davis Primera Calle El Carmen EDF. PH Villa Medici, Apt. 28, Torre C, Panama, Republic of Panama	Chief Executive Officer, Chief Financial Officer, Chief Accounting Officer President, , Secretary-Treasurer and Director (1)	42

(1)	Mr. Davis was appointed a director, and to the offices noted above, on October 16, 2006.

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

ITEM 11.                      EXECUTIVE COMPENSATION

Executive compensation paid since inception to and including August 31, 2010 is set forth in the following summary:

Summary Compensation Table

Long Term Compensation
                                                       Annual Compensation                                             Awards                                                               Payouts
(a)	(b)	(c)	(e)	(f)	(g)	(h)	(i)

Name and Principal Position	Year	Salary	Other annual Comp. ($)	Restricted stock awards ($)	Options/SAR (#)	LTIP payouts ($)	All other compensation ($)

Hector Francisco Vasquez Davis, Principal Executive Officer, President, Secretary Treasurer and Director	2006 2007 2008 2009 2010	-0- -0- -0- -0- -0-	-0- -0- -0- -0- -0-	-0- -0- -0- -0- -0-	-0- -0- -0- -0- -0-	-0- -0- -0- -0- -0-	-0- -0- -0- -0- -0-

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The following table sets forth, as at October 31, 2010, the total number of shares owned beneficially by our director, officer and key employee and the present owner of 5% or more of our total outstanding shares. The shareholder listed below has direct ownership of his shares and possesses sole voting and dispositive power with respect to the shares.

Title or Class	Name and Address of Beneficial Owner (1)	Amount of Beneficial Ownership (2)	Percent of Class

Common Stock	Hector Francisco Vasquez Davis Primera Calle El Carmen EDF. PH Villa Medici, Apt. 2B, Torre C, Panama, Republic of Panama	4,000,000	29%

(1)	Unless otherwise noted, the security ownership disclosed in this table is of record and beneficial.

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

Future Sales by President and Director

As of October 29, 2010 there are a total of 14,000,000 shares of our common stock issued and outstanding,   Of these, 4,000,000 shares, being 29% of our issued shares, are ‘restricted shares’ as defined in Rule 144 of the Securities Act of 1933.

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

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES

(1)           Audit Fees

The aggregate fees billed by the independent registered accountants for the period ended August 31, 2010 for professional services for the review of the quarterly financial statements as at November 30, 2009, February 28, 2010 and May 31, 2010 and services that are normally provided by the accountants in connection with statutory and regulatory filings or engagements for those period years were as follows:  $500 for each of the quarters ended November 30, 2009, February 28, 2010 and $600 for the quarter ended May 31, 2010 and $2,750 for the August 31, 2010 audit.

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
(Registrant)

By:   HECTOR FRANCISCO VASQUEZ DAVIS
Hector Francisco Vasquez Davis
Chief Executive Officer, Chief Financial Officer
President and Director

Date: October 29, 2010

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By:   HECTOR FRANCISCO VASQUEZ DAVIS
Hector Francisco Vasquez Davis
Chief Executive Officer, Chief Financial Officer
President and Director

Date: October 29, 2010

MADSEN & ASSOCIATES, CPA’s INC.                                                                                                             684 East Vine Street, #3
Certified Public Accountants and Business Consultants Board                                                                                                               Murray, Utah, 84107
                               Telephone 801-268-2632

To the Board of Directors and
Stockholders of Pana-Minerales S.A.
(A Pre-Exploration Stage Company)

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

We have audited the accompanying balance sheets of Pana-Minerales S.A. (A Pre-Exploration Stage Company) (the Company) at August 31, 2010 and 2009, and the related statements of operations, stockholders’ deficiency, and cash flows for each of the years in the two-year period ended August 31, 2010, and for the period from October 4, 2006 (date of inception) to August 31, 2010. The Company’s management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting.  Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purposes of expressing an opinion on the effectiveness of the company’s internal control over financial reporting.   Accordingly, we express no such opinion.  An audit also includes examining, on a test basis, evidence supporting the amounts and disclosure in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statements presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Pana-Minerales S.A.(a Pre-Exploration Stage Company) as of August 31, 2010 and 2009, and the results of operations and its cash flows for each of the years in the two-year period ended August 31, 2010, and for the period from October 4, 2006 (date of inception) to August 31, 2010, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company will need additional working capital to service its debt and for its planned activity, which raises substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are described in the notes to the financial statements. These financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Murray, Utah                                                                           /s/  “Madsen & Associates, CPA’s Inc.”

October 29, 2010

PANA-MINERALES S.A.
(Pre-Exploration Company)

BALANCE SHEETS

	August 31, 2010	August 31, 2009

ASSETS

Current Assets

Cash	$ -	$ -

Total Current Assets	$ -	$ -

LIABILITIES AND STOCKHOLDER’S DEFICIENCY

Current Liabilities

Accounts Payable	$ 12,814	$ 11,972
Advances from related parties	30,057	24,056

Total Current Liabilities	42,871	36,028

STOCKHOLDER’S DEFICIENCY

Common stock
100,000,000 shares authorized, at $0.001 par value 14,000,000 shares issued and outstanding	14,000	14,000
Capital in excess of par value	19,500	3,900
Deficit accumulated during the pre-exploration stage	(76,371)	(53,928)

Total Stockholder’s Deficiency	(42,871)	(36,028)

	$ -	$ -

The accompanying notes are an integral part of these financial statements.

PANA-MINERALES S.A.
(Pre-Exploration Company)

STATEMENT OF OPERATIONS

For the years ended August 31, 2010 and 2009 and for the period from October 4, 2006 (date of inception) to August 31, 2010

	For the year ended August 31, 2010	For the year ended August 31, 2009	From inception (October 4, 2006) to August 31, 2010

REVENUE	$ -	$ -	$ -

EXPENSES

Impairment of mineral claim acquisition costs	-	-	6,843
General and administrative	22,443	32,318	69,528

NET LOSS FROM OPERATIONS	$ (22,443)	$ (32,318)	$ (76,371)

NET LOSS PER COMMON SHARE

Basic and Diluted	$ (0.002)	$ (0.002)

WEIGHTED AVERAGE OUTSTANDING SHARES

Basic and diluted	14,000,000	14,000,000

The accompanying notes are an integral part of these financial statements.

PANA-MINERALES S.A.

 (Pre-Exploration Stage Company)

STATEMENT OF CHANGES IN STOCKHOLDER’S DEFICIENCY

Period October 4, 2006 (date of inception) to August 31, 2010

	Common Shares	Stock Amount	Capital in Excess of Par Value	Accumulated Deficit

Balance October 4, 2006	-	$ -	$ -	$ -

Issuance of common shares for cash - $0.001 per share August 31, 2007	1,000,000	1,000	-	-

Net operating loss for the period October 4, 2006 (date of Inception) to August 31, 2007	-	-	-	(3,940)

Balance as at August 31, 2007	1,000,000	1,000	-	(3,940)
Issuance of common shares for cash - $0.001 per share August 23, 2008	13,000,000	13,000	-	-

Net operating loss for the year ended August 31, 2008	-	-	-	(17,670)

Balance as at May 31, 2008	14,000,000	14,000	-	(21,610)

Capital contributions – noncash expenses	-	-	3,900	-

Net operating loss for the year ended August 31, 2009	-	-	-	(32,318)

Balance as at August 31, 2009	14,000,000	14,000	3,900	(53,928)

Capital contributions – noncash expenses	-	-	15,600	-

Net operating loss for the year ended August 31, 2010	-	-	-	(22,443)

Balance as at August 31, 2010	14,000,000	$ 14,000	$ 19,500	$ (76,371)

The accompanying notes are an integral part of these financial statements.

PANA-MINERALES S.A.
(Pre-Exploration Company)

STATEMENTS OF CASH FLOWS

For the years ended August 31, 2010 and 2009 and for the period from October 4, 2006 (date of inception) to August 31, 2010

	For the year ended August 31, 2010	For the year ended August 31, 2009	From inception (October 4, 2006) to August 31, 2010

CASH FLOWS FROM OPERATING ACTIVITIES:

Net loss	$ (22,443)	$ (32,318)	$ (76,371)

Capital contributions – noncash expenses	15,600	3,900	19,500
Changes in accounts payable	842	4,556	12,814

Net Cash Provided (Used) in Operation	(6,001)	(23,862)	(44,057)

CASH FLOWS FROM INVESTING ACTIVITIES:	-	-	-

CASH FLOWS FROM FINANCING ACTIVITIES:

Advances from related party	6,001	23,862	30,057
Proceeds from issuance of common stock	-	-	14,000
	6,001	23,862	44,057

Net (Decrease) Increase in Cash	-	-	-

Cash at Beginning of Period	-	-	-

CASH AT END OF PERIOD	-	-	-

Cash at end of Period	$ -	$ -	$ -

SUPPLEMENTAL DISCLOSURE OF NON-CASH FINANCING ACTIVITIES

Capital contribution – noncash expenses	$ 15,600	$ 3,900	$ 19,500

The accompanying notes are an integral part of these financial statements.

PANA-MINERALES S.A.
(Pre-exploration Stage Company)
NOTES TO FINANCIAL STATEMENTS
August 31, 2010

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

Impairment of Long-lived Assets

The Company reviews and evaluates long-lived assets for impairment when events or changes in circumstances indicate that the related carrying amounts may not be recoverable.  The assets are subject to impairment consideration under ASC 360-10-35-17 if events or circumstances indicate that their carrying amounts might not be recoverable.   When the Company determines that an impairment analysis should be done, the analysis will be performed using rules of ASC 930-360-35, Asset Impairment, and 360-10-15-3 through 15-5, Impairment or Disposal of Long-Lived Assets.

PANA-MINERALES S.A.
(Pre-exploration Stage Company)
NOTES TO FINANCIAL STATEMENTS
August 31, 2010

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

On August 31, 2010, the Company had a net operating loss carry forward of $76,371 for income tax purposes.  The tax benefit of approximately $23,000 from the loss carry forward has been fully offset by a valuation reserve because the future tax benefit is undeterminable since the Company is unable to establish a predictable projection of operating profits for future years.  The losses expire 2027 through 2030.

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
August 31, 2010

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

Reclassification

Certain of the prior year’s figures have been reclassified to conform with the current year’s financial statement presentation.

3.           AQUISITION OF MINERAL CLAIM

On January 15, 2008, the Company purchased the Marawi Gold Claims located in the Philippines for $5,000 and obtained a mining license for an additional payment of $1,843.  The Company had not established the existence of a commercially minable ore deposit on the Marawi Gold Claims.   These claims have no expiration date and only if the Company decides to abandon them will it no longer have an interest in the minerals thereon.

The acquisition costs have been impaired and expensed because there has been no exploration activity nor has there been any reserve established and we cannot currently project any future cash flows or salvage value for the coming year and the acquisition costs might not be recoverable.

PANA-MINERALES S.A.
(Pre-exploration Stage Company)
NOTES TO FINANCIAL STATEMENTS
August 31, 2010

4.           SIGNIFICANT TRANSACTIONS WITH RELATED PARTY

The sole officer-director has acquired 29% of the common stock issued and has made advances to the Company of $30,057 and has made contributions to capital in the form of noncash expenses in the amount of $19,500.

5.           CAPITAL STOCK

On August 31, 2007, the Company completed a private placement of 1,000,000 common shares at a price of $0.001 per share for $1,000 to its sole director and officer.

On August 23, 2008, the Company issued a further 13,000,000 common shares at a price of $0.001 per share for $13,000 to its sole director and officer.

Under a post effective registration statement the director sold 10,000,000 common shares third parties.

6.           GOING CONCERN

The Company intends to seek business opportunities that will provide a profit.  However, the Company does not have the working capital necessary to be successful in this effort and to service its debt, which raises substantial doubt about its ability to continue as a going concern.

Continuation of the Company as a going concern is dependent upon obtaining additional working capital from its President, Hector Davis, and the management of the Company has developed a strategy, which it believes will accomplish this objective through loans from related parties, and equity funding, which will enable the Company to operate for the coming year.

7.           SUBSEQUENT EVENTS

The Company has evaluated subsequent events through to October 29, 2010 which is the date the financial statements were issued.