Form 10-Q
period 2010-11-30
Pana-Minerales S.A.
filed 2011-01-10
CIK 1380713

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(X )	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITES EXCHANGE ACT OF 1934

For the quarterly period ended November 30, 2010

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)     Yes [  ]   No   [X]

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

December 31, 2010: 14,000,000 common shares

		Page Number

PART 1.	FINANCIAL INFORMATION

ITEM 1.	Financial Statements (unaudited)	3

	Balance Sheets as at November 30, 2010 and August 31, 2010	4

	Statement of Operations For the three months ended November 30, 2010 and 2009 and for the period October 4, 2006 (Date of Inception) to November 30, 2010	5

	Statement of Cash Flows For the three months ended November 30, 2010 and 2009 and for the period October 4, 2006 (Date of Inception) to November 30, 2010	6

	Notes to the Financial Statements.	7

ITEM 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	11

ITEM 3.	Quantitative and Qualitative Disclosure about Market Risk	17

ITEM 4.	Controls and Procedures	18

ITEM 4T.	Controls and Procedures	19

PART 11.	OTHER INFORMATION	19

ITEM 1.	Legal Proceedings	19

ITEM 1A.	Risk Factors	19

ITEM 2.	Unregistered Sales of Equity Securities and Use of Proceeds	23

ITEM 3.	Defaults Upon Senior Securities	23

ITEM 4.	Submission of Matters to a Vote of Security Holders	24

ITEM 5.	Other Information	24

ITEM 6.	Exhibits	24

	SIGNATURES.	25

PART 1 – FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS

The accompanying balance sheets of Pana-Minerales S.A. (pre-exploration stage company) (the Company) at November 30, 2010 (with comparative figures as at August 31, 2010) and the statement of operations for the three months ended November 30, 2010 and 2009 and from October 4, 2006 (date of incorporation) to November 30, 2010 and the statement of cash flows for the three months ended November 30, 2010 and 2009 and for the period from October 4, 2006 (date of incorporation) to November 30, 2010 have been prepared by the Company’s management in conformity with accounting principles generally accepted in the United States of America.  In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature.

Operating results for the three months ended November 30, 2010, are not necessarily indicative of the results that can be expected for the year ending August 31, 2011.

PANA-MINERALES S.A.
(Pre-Exploration Stage Company)

BALANCE SHEETS
(UNAUDITED)
	November 30, 2010	August 31, 2010

ASSETS

Current Assets

Cash	$ -	$ -

Total Current Assets	$ -	$ -

LIABILITIES AND STOCKHOLDERS’ DEFICIENCY

Current Liabilities

Accounts Payable	$ 15,212	$ 12,814
Advances from related parties	32,909	30,057

Total Current Liabilities	48,121	42,871

STOCKHOLDERS’ DEFICIENCY

Common stock
100,000,000 shares authorized, at $0.001 par value 14,000,000 shares issued and outstanding	14,000	14,000
Capital in excess of par value	19,500	19,500
Deficit accumulated during the pre-exploration stage	(81,621)	(76,371)

Total Stockholders’ Deficiency	(48,121)	(42,871)

	$ -	$ -

The accompanying notes are an integral part of these unaudited financial statements.

PANA-MINERALES S.A.
(Pre-Exploration Stage Company)

STATEMENT OF OPERATIONS

For the three months ended November 30, 2010 and 2009 and for the period from October 4, 2006 (date of inception) to November 30, 2010

(Unaudited)

	For the three months ended November 30, 2010	For the three months ended November 30, 2009	From inception (October 4, 2006) to November 30, 2010

REVENUE	$ -	$ -	$ -

EXPENSES

Impairment of mineral claim acquisition costs	-	-	5,000
Exploration	0	-	1,843
General and administrative	5,250	6,406	74,778

NET LOSS FROM OPERATIONS	$ (5,250)	$ (6,406)	$ (81,621)

NET LOSS PER COMMON SHARE

Basic and Diluted	$ (0.000)	$ (0.000)

WEIGHTED AVERAGE OUTSTANDING SHARES

Basic and diluted	14,000,000	14,000,000

The accompanying notes are an integral part of these unaudited financial statements.

PANA-MINERALES S.A.
(Pre-Exploration Stage Company)

STATEMENTS OF CASH FLOWS

For the three months ended November 30, 2010 and 2009 and for the period from October 4, 2006 (date of inception) to November 30, 2010

(Unaudited)

	For the three months ended Nov. 30, 2010	For the three months ended Nov. 30, 2009	From inception (October 4, 2006) to Nov. 30, 2010

CASH FLOWS FROM OPERATING ACTIVITIES:

Net loss	$ (5,250)	$ (6,406)	$ (81,621)

Capital contributions – noncash expenses	-	3,900	19,500
Changes in accounts payable	2,398	(493)	15,212

Net Cash Provided (Used) in Operation	(2,852)	(2,999)	(46,909)

CASH FLOWS FROM INVESTING ACTIVITIES:	-	-	-

CASH FLOWS FROM FINANCING ACTIVITIES:

Advances from related party	2,852	2,999	32,909
Proceeds from issuance of common stock	-	-	14,000
	2,852	2,999	46,909

Net (Decrease) Increase in Cash	-	-	-

Cash at Beginning of Period	-	-	-

CASH AT END OF PERIOD	-	-	-

Cash at end of Period	$ -	$ -	$ -

SUPPLEMENTAL DISCLOSURE OF NON-CASH FINANCING ACTIVITIES

Capital contributions – noncash expenses	$ -	$ 3,900	$19,500

The accompanying notes are an integral part of these unaudited financial statements.

PANA-MINERALES S.A.
(Pre-exploration Stage Company)
NOTES TO FINANCIAL STATEMENTS
November 30, 2010

(Unaudited)

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
November 30, 2010

(Unaudited)

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

On November 30, 2010, the Company had a net operating loss carry forward of $81,621 for income tax purposes.  The tax benefit of approximately $24,500 from the loss carry forward has been fully offset by a valuation reserve because the future tax benefit is undeterminable since the Company is unable to establish a predictable projection of operating profits for future years.  The losses begin to expire in 2027.

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

PANA-MINERALES S.A.
(Pre-exploration Stage Company)
NOTES TO FINANCIAL STATEMENTS
November 30, 2010

(Unaudited)

2.           SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - Continued

Mineral Property Acquisition Costs

Mineral property acquisition costs are initially capitalized when incurred. These costs are then assessed for impairment when factors are present to indicate the carrying costs may not be recoverable. Mineral exploration costs are expensed when incurred.

Reclassification

Certain of the prior period amounts have been reclassified to conform with the current period’s financial statement presentation.

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

4.           SIGNIFICANT TRANSACTIONS WITH RELATED PARTY

For the three months ended November 30, 2010, a Director made advances of $2,852 to the Company.

The sole officer-director has acquired 29% of the common stock issued and has made advances to the Company of $32,909 and has made contributions to capital in the form of noncash expenses in the amount of 19,500.

5.           CAPITAL STOCK

On August 31, 2007, the Company completed a private placement of 1,000,000 common shares at a price of $0.001 per share for $1,000 to its sole director and officer.

PANA-MINERALES S.A.
(Pre-exploration Stage Company)
NOTES TO FINANCIAL STATEMENTS
November 30, 2010
(Unaudited)

On August 23, 2008, the Company issued a further 13,000,000 common shares at a price of $0.001 per share for $13,000 to its sole director and officer.

Under a post effective registration statement the director sold 10,000,000 common shares to third parties comprising 37 individuals.

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

We plan to finance our operations through a combination of equity and debt capital.  As summarized below, since inception we have raised a total of $14,000 in equity while our total expense incurred since inception total $81,621 leaving us with a working capital deficit of $48,121 as of November 30, 2010.  As of November 30, 2010 we had also received cash advances of $32,909 from our President and Director.    This debt capital advanced by our President is in the form of non interest bearing demand loans.  Our President has agreed to advance to the Company, on an ‘as needed’ basis, up to an additional $7,091 on the same terms and conditions

Apart from these advances we have no funds to satisfy our cash requirements and should we be unable to raise additional capital from other sources in the future we will have to go out of business.  We have no full time employees and our management devotes a small percentage of his time to the affairs of the Company.

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

We had no cash on hand as of November 30, 2010, the end of our most recent fiscal quarter.

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

Results of Operations – Three Months Ended November 30, 2010.

We incurred a net loss of $81,621 from the date of inception (October 4, 2006) to November 30, 2010.  The loss for the three months ended November 30, 2010 of $5,250 represented various administrative expenses as follows: audit and accounting - $4,934 and office and miscellaneous - $316.

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

Balance Sheet

Total cash as at November 30, 2010 was $Nil.  Our working capital deficiency as at November 30, 2010 was $48,121.

Our lack of working capital since inception (October 4, 2006) and for the three months ended November 30, 2010 and the year ended August 31, 2010 is attributable to our incurring administrative and/or exploration expenses aggregating $81,621.

Since inception to November 30, 2010, our working capital was derived from the completion of an initial seed capital offering on August 31, 2007 which raised $1,000, a private placement completed on August 23, 2008 which raised a further $13,000 and cash advances from our President totalling $32,909.  No revenue was generated during these periods.

Total stockholder’s deficiency as at November 30, 2010 was $48,121.  Total shares outstanding as at November 30, 2010 were 14,000,000.

Funds required over the next twelve months

Our director estimates the funds required over the next twelve months will be a follows:

Internal Accountant	$ 4,725	Preparation of various working papers for submission to the audits including financial statements.
Independent Accountant	5,850	Review of financial statement produced each quarter and examination of year-end financial statements
Edgarizing	1,470	Edgarizing various Form 10-Qs and K.
Exploration – Phase I	13,083	As per the Ngan Report
Filing fees	325	To maintain Pana in good standing in State of Nevada
Office	500	Office supplies, courier and fax charges
Transfer Agent	1,500	Issuance of share certificates and annual transfer agent fee
	27,453
Accounts Payable – November 30, 2010	15,212	Represents amounts owed to third parties
Cash requirements	$ 42,665

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

Our shares are quoted on the OTC Bulletin Board (“OTCBB”).   Although the OTCBB does not have any listing requirements per se, to be eligible for quotation on the OTCBB, we must remain current in our filings with the SEC; being as a minimum Forms 10-Q and 10-K.  Securities quoted on the OTCBB that become delinquent in their required filings will be removed following a 30 or 60 day grace period if they do not make their filing during that time.

ITEM 4.                      CONTROLS AND PROCEDURES

Under the supervision and with the participation of Pana’s management which including only our Chief Executive Officer, Hector Davis, who is also the only director, he has evaluated the effectiveness of Pana’s disclosure controls and procedures as required by Exchange Act Rule 13a-15(b) as of November 30, 2010 (the “Evaluation Date”). Based on his evaluation, he has concluded that these disclosure controls and procedures were not effective as of the Evaluation Date as a result of the material weaknesses in internal control over financial reporting.

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

As of November 30, 2010, Hector Davis assessed the effectiveness of the Company’s internal control over financial reporting based on the criteria for effective internal control over financial reporting established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) and SEC guidance on conducting such assessments.

Notwithstanding the assessment that Pana’s internal control over financial reporting was not effective and that there were material weaknesses as identified below, Hector Davis believes that the Company’s financial statements contained in its Annual Report on Form 10-Q for the three months ended November 30, 2010 fairly present its financial condition, results of operations and cash flows in all material respects.

Material Weaknesses

Hector Davis has assessed the effectiveness of the Company’s internal control over financial reporting as of Evaluation Date and identified the following material weaknesses:

1.
Certain entity level controls establishing a “tone at the top” were considered material weaknesses. As of November 30, 2010, we did not have an audit committee due to there only being one officer who is also the sole director.   No independent expert has been appointed to the audit committee so that it is not controlled by one individual as it is presently. There is no policy on fraud. A whistleblower policy is not necessary given the small size of the organization.

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

ITEM 9T   CONTROLS AND PROCEDURES

There were no changes in the Company’s internal control over financial reporting during the three months ended November 30, 2010 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

We are financing our continuing operations with cash loaned to us by our President.  As at November 30, 2010, our President has advanced us $32,909.  He has agreed to advance a further $7,091 until such time as other sources of funding can be considered.  Without these loan advances, absent any other source of funds, we would be forced to go out of business.  Even if our President advances further funds we will at some time have to consider other avenues of raising money either by way of private placement offerings, further advance from Hector Davis or loans guaranteed by him personally.  We will have to raise additional funds in the next twelve months to satisfy our cash requirements.  The loan advances made by Hector Davis are repayable on demand.  Accordingly, if he were to demand repayment of his loan advances we would not have sufficient funds to satisfy our cash requirements and would be forced to go out of business.

We lack an operating history and have losses which we expect to continue into the future. As a result, we may have to suspend or cease exploration activity or cease operations.

We have not yet conducted any exploration activities.  We have not generated any revenues. We have no exploration history upon which you can evaluate the likelihood of our future success or failure.  Our net loss from inception to November 30, 2010, the date of our most recent financial statements, was $81,621.  Our ability to achieve profitability and positive cash flow in the future is dependent upon

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

We estimate that, with $40,000 in loan capital (non interest bearing, payable on demand) agreed to be advanced by our President (of which $32,909 had been advanced as of November 30, 2010), we will not have sufficient cash to continue operations into the spring of 2011.   We are a start-up, pre-exploration stage company.  We will need to raise additional capital to undertake additional exploration activity.  You may be investing in a company that will not have the funds necessary to conduct any exploration beyond the initial work noted above due to our inability to raise additional capital. If that occurs we will have to cease our exploration activity and go out of business that will result in the loss of your investment.

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

Our sole director and officer owns 4,000,000 shares of common stock representing approximately 29% of our outstanding shares.  He sold 10,000,000 common shares under our effective post-effective amended registration statement under Form S-1.  On June 17, 2010, the Company issued a treasury order for 10,000,000 shares which shares are distributed between 37 new shareholders.   Our sole director and officer has the potential to continue to exercise influence over our operations. This concentration of ownership may also have the effect of delaying or preventing a change in control.

Our shares may be thinly traded, with wide share price fluctuations, low share prices and minimal liquidity.

Our share price may be volatile with wide fluctuations in response to several factors, including:

●	Potential investors’ anticipated feeling regarding our results of operations;
●	Increased competition and/or variations in mineral prices;
●	Our ability or inability to generate future revenues; and
●	Market perception of the future of the mineral exploration industry.

In addition, our share price may be impacted by factors that are unrelated or disproportionate to our operating performance.  Our share price might be affected by general economic, political and market conditions, such as recessions, interest rates or international currency fluctuations.  Our shares are currently quoted on the OTCBB which often results in stocks quoted thereon being thinly traded, highly volatile and not followed by analysts.  These factors, which are not under our control, may have a material effect on our share price.

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

Our shares are "penny stocks" and are covered by Section 15(g) of the Securities Exchange Act of 1934 which imposes additional sales practice requirements on broker/dealers who sell the Company's securities including the delivery of a standardized disclosure document; disclosure and confirmation of quotation prices; disclosure of compensation the broker/dealer receives; and, furnishing monthly account statements. For sales of our securities, the broker/dealer must make a special suitability determination and receive from its customer a written agreement prior to making a sale. The imposition of the foregoing additional sales practices could adversely affect our shareholders’ ability to dispose of their stock.

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

Dated: January 10, 2011