Form 10-Q
period 2011-02-28
Pana-Minerales S.A.
filed 2011-03-14
CIK 1380713

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(X )	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITES EXCHANGE ACT OF 1934
For the quarterly period ended February 28, 2011

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

March 20, 2011: 14,000,000 common shares

		Page Number

PART 1.	FINANCIAL INFORMATION

ITEM 1.	Financial Statements (unaudited)	3

	Balance Sheets as of February 28, 2011 and August 31, 2010	4

	Statement of Operations For the three months and six months ended February 28, 2011 and 2010 and for the period October 4, 2006 (Date of Inception) to February 28, 2011	5

	Statement of Cash Flows For the six months ended February 28, 2011 and 2010 and for the period October 4, 2006 (Date of Inception) to February 28, 2011	6

	Notes to the Financial Statements.	7

ITEM 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	11

ITEM 3.	Quantitative and Qualitative Disclosure about Market Risk	17

ITEM 4.	Controls and Procedures	18

ITEM 4T.	Controls and Procedures	19

PART 11.	OTHER INFORMATION	19

ITEM 1.	Legal Proceedings	19

ITEM 1A.	Risk Factors	19

ITEM 2.	Unregistered Sales of Equity Securities and Use of Proceeds	23

ITEM 3.	Defaults Upon Senior Securities	23

ITEM 4.	Submission of Matters to a Vote of Security Holders	23

ITEM 5.	Other Information	24

ITEM 6.	Exhibits	24

	SIGNATURES.	25

PART 1 – FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS

The accompanying balance sheets of Pana-Minerales S.A. (pre-exploration stage company) (the Company) at February 28, 2011 (with comparative figures as of August 31, 2010) and the statement of operations for the three and six months ended February 28, 2011 and 2010 and from October 4, 2006 (date of incorporation) to February 28, 2011 and the statement of cash flows for the six months ended February 28, 2011 and 2010 and for the period from October 4, 2006 (date of incorporation) to February 28, 2011 have been prepared by the Company’s management in conformity with accounting principles generally accepted in the United States of America.  In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature.

Operating results for the six months ended February 28, 2011, are not necessarily indicative of the results that can be expected for the year ending August 31, 2011.

PANA-MINERALES S.A.
(Pre-Exploration Company)

BALANCE SHEETS

	February 28, 2010	August 31, 2010
	(Unaudited)
ASSETS

Current Assets

Cash	$ -	$ -

Total Current Assets	$ -	$ -

LIABILITIES AND STOCKHOLDERS’ DEFICIENCY

Current Liabilities

Accounts Payable	$ 16,724	$ 12,814
Advances from related parties	34,358	30,057

Total Current Liabilities	51,082	42,871

STOCKHOLDERS’ DEFICIENCY

Common stock
100,000,000 shares authorized, at $0.001 par value 14,000,000 shares issued and outstanding	14,000	14,000
Capital in excess of par value	19,500	19,500
Deficit accumulated during the pre-exploration stage	(84,582)	(76,371)

Total Stockholders’ Deficiency	(51,082)	(42,871)

Total Liabilities and Stockholders’ Deficiency	$ -	$ -

The accompanying notes are an integral part of these unaudited financial statements.

PANA-MINERALES S.A.
(Pre-Exploration Company)

STATEMENT OF OPERATIONS

For the three and six months ended February 28, 2011 and 2010 and for the period from
October 4, 2006 (date of inception) to February 28, 2011

(Unaudited)

	For the three months ended February 28, 2011	For the three months ended February 28, 2010	For the six months ended February 28, 2011	For the six months ended February 28, 2010	From inception (October 4, 2006) to February 28, 2011

REVENUE	$ -	$ -	$ -	$ -	$ -

EXPENSES

Exploration costs	-	-	-	-	1,843
Impairment loss on mineral claim	-	-	-	-	5,000
General and administration	2961	4,856	8,211	11,262	77,739

NET LOSS	$ (2,961)	$ (4,856)	$ (8,211)	$ (11,262)	$ (84,582)

NET LOSS PER COMMON SHARE

Basic and diluted	$ (0.000)	$ (0.000)	$ (0.000)	$ (0.000)

WEIGHTED AVERAGE OUTSTANDING SHARES

Basic and diluted	14,000,000	14,000,000	14,000,000	14,000,000

The accompanying notes are an integral part of these unaudited financial statements.

PANA-MINERALES S.A.
(Pre-Exploration Company)
STATEMENTS OF CASH FLOWS
For the six months ended February 28, 2011 and 2010 and for the period from October 4, 2006 (date of inception) to February 28, 2011
(Unaudited)

	For the six months ended Feb. 28, 2011	For the six months ended Feb. 28, 2010	From inception (October 4, 2006) to Feb. 28, 2011

CASH FLOWS FROM OPERATING ACTIVITIES:

Net loss	$ (8,211)	$ (11,262)	$ (84,582)

Adjustment to reconcile net loss to net cash (used in) operating activities:

Impairment loss on mineral claim	-	-	5,000
Capital contributions – expenses paid by Officers	-	7,800	19,500
Changes in accounts payable	3,910	(76)	16,724

Net Cash (Used in) Operating Activities	(4,301)	(3,538)	(43,358)

CASH FLOWS FROM INVESTING ACTIVITIES:

Acquisition of mineral claim	-	-	(5,000)

Net cash (Used) in Investing Activities	-	-	(5,000)

CASH FLOWS FROM FINANCING ACTIVITIES:

Advances from related party	4,301	3,538	34,358
Proceeds from issuance of common stock	-	-	14,000
Net Cash Provided by Financing Activities	4,301	3,538	48,358

Net (Decrease) Increase in Cash	-	-	-

Cash at Beginning of Period	-	-	-

CASH AT END OF PERIOD	-	-	-

Cash at end of Period	$ -	$ -	$ -

SUPPLEMENTAL DISCLOSURE OF NONCASH FINANCING ACTIVITIES

Capital contributions – expenses paid by Officers	$ -	$ 7,800	$ 19,500

The accompanying notes are an integral part of these unaudited financial statements.

PANA-MINERALES S.A.
(Pre-exploration Stage Company)
NOTES TO FINANCIAL STATEMENTS
February 28, 2011

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

Basic and Diluted Net Income (loss) Per Share

Basic net income (loss) per share amounts are computed based on the weighted average number of shares actually outstanding.   Diluted net income (loss) per share amounts are computed using the weighted average number of common and common equivalent shares outstanding as if shares had been issued on the exercise of any common share rights unless the exercise becomes antidilutive and then the basic and diluted per share amounts are the same.

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

PANA-MINERALES S.A.
(Pre-exploration Stage Company)
NOTES TO FINANCIAL STATEMENTS
February 28, 2011

(Unaudited)

2.           SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - Continued

Income Taxes - Continued

The Company’s deferred tax assets, valuation allowance, and change in valuation allowance are as follows (“NOL” denotes Net Operating Loss):

Year Ending	Estimated NOL Carry-Forward	NOL expires	Estimated Tax Benefit from NOL	Valuation Allowance	Net Tax Benefit

2007	$ 3,940	2027	$ 1,182	$ (1,182)

2008	17,670	2028	5,301	(5,301)	-

2009	32,318	2029	9,695	(9,695)	-

2010	22,443	2030	6,733	(6,733)

2011	8,211	2031	2,463	(2,463)	-

	$ 84,582		$ 25,374	$ (25,374)	$ -

The total valuation allowance as of February 28, 2011 is $(25,374) which increased by $(2,463) for the reported period.

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

PANA-MINERALES S.A.
(Pre-exploration Stage Company)
NOTES TO FINANCIAL STATEMENTS
February 28, 2011

(Unaudited)

2.           SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - Continued

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

Mineral Property Acquisition and Exploration Costs

Mineral property acquisition costs are initially capitalized when incurred.   These costs are then assessed for impairment when factors are present to indicate the carrying costs may be not recoverable.   Mineral exploration costs are expensed when incurred.

Statement of Cash Flows

For the purposes of the statement of cash flows, the Company considers all highly liquid investments with a maturity of three months or less to be cash equivalents.

Environmental Requirements

At the report date environmental requirements related to the mineral claim acquired are unknown and therefore any estimate of any future cost cannot be made.

Reclassification

Certain prior period amounts have been reclassified to conform with the current period’s financial statement presentation.

Recent Accounting Pronouncements

The Company does not expect that the adoption of other recent accounting pronouncements will have a material impact on its financial statements.

PANA-MINERALES S.A.
(Pre-exploration Stage Company)
NOTES TO FINANCIAL STATEMENTS
February 28, 2011

(Unaudited)

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

On August 31, 2007, the Company determined the $5,000 mineral property acquisition cost was impaired, and recorded a related impairment loss in the statement of operations.

4.           SIGNIFICANT TRANSACTIONS WITH RELATED PARTY

For the six months ended February 28, 2011, the Director made advances of $4,301 to the Company.

The Director has acquired 29% of the common stock issued, has made no interest, demand advances to the Company of $34,358, and has made contributions to capital of $19,500 in the form of expenses paid for the Company.

5.           CAPITAL STOCK

On August 31, 2007, the Company completed a private placement of 1,000,000 common shares at a price of $0.001 per share for $1,000 to its sole director and officer.

On August 23, 2008, the Company issued a further 13,000,000 common shares at a price of $0.001 per share for $13,000 to its sole director and officer.

6.           GOING CONCERN

The Company will need additional working capital to service its debt and for its intended purpose of acquiring and developing mineral properties, which raises substantial doubt about its ability to continue as a going concern. Management of the Company has developed a strategy, which it believes will accomplish this objective through additional advances from related parties, equity funding, and long term financing, which will enable the Company to operate for the coming year

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

We plan to finance our operations through a combination of equity and debt capital.  As summarized below, since inception we have raised a total of $14,000 in equity while our total expense incurred since inception total $84,582 leaving us with a working capital deficit of $51,082 as of February 28, 2011.  As of February 28, 2011 we had also received cash advances of $34,358 from our President.    These advances are non-interest bearing and payable on demand.  Our President has agreed to advance to the Company, on an ‘as needed’ basis, up to an additional $5,742 on the same terms and conditions

Apart from these advances we have no funds to satisfy our cash requirements and should we be unable to raise additional capital from other sources in the future we will have to go out of business.  We have no full time employees and our management devotes a small percentage of his time to the affairs of the Company.

Our administrative office is located at Primera Calle El Carmen, EDF. PH Villa Medici, Apt. 28,Torre C, Panama, Rep. of Panama.  Our telephone number is (507) 391-6820 and our fax number is (507) 265-0638

On August 31, 2007 we completed a private placement pursuant to Regulation S of the Securities Act of 1933, of 1,000,000 shares of common stock sold to our sole officer and director at the price of $0.001 per share to raise $1,000.  On August 23, 2008 we completed a further private placement pursuant to Regulation S of the Securities Act of 1933, whereby 13,000,000 common shares were sold at the price of $0.001per share to raise $13,000.  The total cash raised from the sale of shares was $14,000.   Subsequent to our effective registration statement our director sold 10,000,000 shares to various investors.

We had no cash on hand as of February 28, 2011, the end of our most recent fiscal quarter.

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

Results of Operations – Six Months Ended February 28, 2011.

We incurred a net loss of $84,582 from the date of inception (October 4, 2006) to as of February 28, 2011.  The loss for the six months ended February 28, 2011 we incurred expense of $8,211 representing various administrative expenses as follows: audit and accounting - $7,246, office and miscellaneous - $401, and transfer agent fees - $564.  During the first quarter of the current year, the Company ceased to accrue management fees, rent and telephone.

Our Planned Exploration Program

We must conduct exploration to determine what, if any, amounts of minerals exist on the Marawi Claim and if such minerals can be economically extracted and profitably processed.

Our planned exploration program is designed to efficiently explore and evaluate our property.

Our anticipated exploration costs for Phase I work on the Marawi Claim are approximately $13,082.  This figure represents the anticipated cost to us of completing only Phase I work recommended in the Ngan Report.  With funds to be advanced by our President that he has agreed to provide, we will have funds available to undertake Phase I exploration work. However, should the results of this work be sufficiently encouraging to justify our undertaking Phase II work recommended in the Ngan Report, at an estimated cost of $25,650, we will have to raise additional investment capital.  Regardless, we will have to raise additional funds within the next twelve months in order to satisfy our ongoing cash requirements and finance anything beyond Phase I work on the Marawi Claim.

Balance Sheet

Total cash as of February 28, 2011 was $Nil.  Our working capital deficiency as of February 28, 2011 was $51,082.

Our lack of working capital since inception (October 4, 2006) and for the six months ended February 28, 2011 and the year ended August 31, 2010 is attributable to our incurring administrative and/or exploration expenses aggregating $84,582.

Since inception to February 28, 2011, our working capital was derived from the completion of an initial seed capital offering on August 31, 2007 which raised $1,000, a private placement completed on August 23, 2008 which raised a further $13,000 and cash advances from our President totalling $34,358.  No revenue was generated during these periods.

Total stockholders’ deficiency as of February 28, 201 was $51,082.  Total shares outstanding as of February 28, 2011 were 14,000,000.

Funds required over the next twelve months

Our director estimates the funds required over the next twelve months will be a follows:

Internal Accountant	$ 4,725	Preparation of various working papers for submission to the audits including financial statements.
Independent Accountant	5,700	Review of financial statement produced each quarter and examination of year-end financial statements
Edgarizing	1,470	Edgarizing various Form 10-Qs and K.
Exploration – Phase I	13,083	As per the Ngan Report
Filing fees	475	Filing of Annual Report and obtain Business License
Office	500	Office supplies, courier and fax charges
Transfer Agent	1,500	Issuance of share certificates and annual transfer agent fee
	27,453
Accounts Payable – February 28, 2011	16,724	Represents amounts owed to third parties
Cash requirements	$ 44,177

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

We will finance Phase I work with advances from our President.  However, to conduct any additional exploration work we will have to raise additional funds.  If we are unable to raise such capital we will have to go out of business.

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

ITEM 4.                      CONTROLS AND PROCEDURES

Under the supervision and with the participation of Pana’s management which including only our Chief Executive Officer, Hector Davis, who is also the only director, he has evaluated the effectiveness of Pana’s disclosure controls and procedures as required by Exchange Act Rule 13a-15(b) as of February 28, 2011 (the “Evaluation Date”). Based on his evaluation, he has concluded that these disclosure controls and procedures were not effective as of the Evaluation Date as a result of the material weaknesses in internal control over financial reporting.

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

As of February 28, 2011, Hector Davis assessed the effectiveness of the Company’s internal control over financial reporting based on the criteria for effective internal control over financial reporting established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) and SEC guidance on conducting such assessments.

Notwithstanding the assessment that Pana’s internal control over financial reporting was not effective and that there were material weaknesses as identified below, Hector Davis believes that the Company’s financial statements contained in its Annual Report on Form 10-Q for the six months ended February 28, 2011 fairly present its financial condition, results of operations and cash flows in all material respects.

Material Weaknesses

Hector Davis has assessed the effectiveness of the Company’s internal control over financial reporting as of Evaluation Date and identified the following material weaknesses:

1.
Certain entity level controls establishing a “tone at the top” were considered material weaknesses. As of February 28, 2011, we did not have an audit committee due to there only being one officer who is also the sole director.   No independent expert has been appointed to the audit committee so that it is not controlled by one individual as it is presently. There is no policy on fraud. A whistleblower policy is not necessary given the small size of the organization.

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

ITEM 9T   CONTROLS AND PROCEDURES

There were no changes in the Company’s internal control over financial reporting during the six months ended February 28, 2011 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Our auditors have issued a going concern opinion. This means that there is doubt that we can continue as an ongoing business for the next twelve months.  If we do not raise additional capital through the issuance of treasury shares or advances to Pana we will be unable to conduct exploration activity on the Marawi Claim.  In addition, in the event we are unable to raise additional capital we will have to cease operations and go out of business.

Our liquidity, and thus our ability to continue to operate depends upon the continuing willingness of our President, who is also our sole stockholder, to finance the Company’s operations.

We are financing our continuing operations with cash advanced to us by our President.  As of February 28, 2010, our President has ed us $34,358.  He has agreed to advance a further $5,642 until such time as other sources of funding can be considered.  Without these advances, absent any other source of funds, we would be forced to go out of business.  Even if our President advances further funds we will at some time have to consider other avenues of raising money either by way of private placement offerings, further advance from Hector Davis or loans guaranteed by him personally.  We will have to raise additional funds in the next twelve months to satisfy our cash requirements.  The advances made by Hector Davis are repayable on demand.  Accordingly, if he were to demand repayment of his advances we would not have sufficient funds to satisfy our cash requirements and would be forced to go out of business.

We lack an operating history and have losses which we expect to continue into the future. As a result, we may have to suspend or cease exploration activity or cease operations.

We have not yet conducted any exploration activities.  We have not generated any revenues. We have no exploration history upon which you can evaluate the likelihood of our future success or failure.  Our net loss from inception to February 28, 2011, the date of our most recent financial statements, was $84,582.  Our ability to achieve profitability and positive cash flow in the future is dependent upon

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

We estimate that with the $40,000 our President has agreed to advance (of which $34,358 had been advanced as of February 28, 2011), we will have sufficient cash to continue operations into the summer of 2011 provided we carry out only the ‘Phase I’ exploration activity recommended by our engineer at an estimated cost of $17,500.   We are a start-up, pre-exploration stage company.  We will need to raise additional capital to undertake additional exploration activity.  You may be investing in a company that will not have the funds necessary to conduct any exploration beyond the initial work noted above due to our inability to raise additional capital. If that occurs we will have to cease our exploration activity and go out of business that will result in the loss of your investment.

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

Our sole director and officer currently own 4,000,000 shares of common stock representing approximately 29% of our outstanding shares.  As a result, he has the potential to continue to exercise influence over our operations. This concentration of ownership may also have the effect of delaying or preventing a change in control.

Even our shares may be thinly traded, with wide share price fluctuations, low share prices and minimal liquidity.

Our share price might be volatile with wide fluctuations in response to several factors, including:

●	Potential investors’ anticipated feeling regarding our results of operations;
●	Increased competition and/or variations in mineral prices;
●	Our ability or inability to generate future revenues; and
●	Market perception of the future of the mineral exploration industry.

In addition, our share price may be impacted by factors that are unrelated or disproportionate to our operating performance.  Our share price might be affected by general economic, political and market conditions, such as recessions, interest rates or international currency fluctuations.  In addition, stocks traded over this quotation system are usually thinly traded, highly volatile and not followed by analysts.  These factors, which are not under our control, may have a material effect on our share price.

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

Dated: March 14, 2011