Form 10-Q
period 2011-05-31
Pana-Minerales S.A.
filed 2011-07-20
CIK 1380713

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended May 31, 2011

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from __________ to __________

000-53700
Commission File Number

Pana-Minerales S.A.
(Exact name of registrant as specified in its charter)

Nevada	98-0515701
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

Pimera Calle El Carmen, EDF. PH Villa Medici Apt. 28, Torre C, Panama, Rep. of Panama
(Address of principal executive offices)	(Zip Code)

(507) 391-6820
(Registrant’s telephone number, including area code)

(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes [X] No [ ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

Yes [ ] No [ ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	[ ]	Accelerated filer	[ ]

Non-accelerated filer	[ ]	Smaller reporting company	[X]
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes [ ] No [X]

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

Indicate by check mark whether the registrant filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.

Yes [ ] No [ ]

APPLICABLE ONLY TO CORPORATE ISSUERS

14,000,000 common shares outstanding as of July 17, 2011
(Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.)

Pana-Minerales S.A.

PART I – FINANCIAL INFORMATION

The accompanying unaudited financial statements of  Pana-Minerales S.A. have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions for Form 10-Q and Article 210 8-03 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.  In the opinion of management, all adjustments considered necessary for a fair presentation have been included.  All such adjustments are of a normal recurring nature.  Operating results for the nine month period ended May 31, 2011 are not necessarily indicative of the results that may be expected for the fiscal year ending August 31, 2011.  For further information refer to the financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended August 31, 2010.

Page
Unaudited Financial Statements
Balance Sheets	F-1
Statements of Operations	F-2
Statements of Cash Flows	F-3
Notes to Financial Statements	F-4 to F-8

PANA-MINERALES S.A.
(Pre-Exploration Stage Company)

BALANCE SHEETS

	May 31, 2011	August 31, 2010
	(Unaudited)
ASSETS

Current Assets

Cash	$-	$-

Total Current Assets	-	-

Total Assets	$-	$-

LIABILITIES AND STOCKHOLDERS’ DEFICIENCY

Current Liabilities

Accounts Payable	$19,262	$12,814
Accrued Interest	1,740
Advances from related parties	34,358	30,057
Loans payable	130,000
Total Current Liabilities	185,360	42,871

STOCKHOLDERS’ DEFICIENCY

Common stock
100,000,000 shares authorized, at $0.001 par value 14,000,000 shares issued and outstanding	14,000	14,000
Capital in excess of par value	19,500	19,500
Deficit accumulated during the pre-exploration stage	(218,860)	(76,371)

Total Stockholders’ Deficiency	(185,360)	(42,871)

Total Liabilities and Stockholders’ Deficiency	$-	$-

The accompanying notes are an integral part of these unaudited financial statements.

PANA-MINERALES S.A.
(Pre-Exploration Stage Company)

STATEMENTS OF OPERATIONS
For the three and nine month periods ended May 31, 2011 and 2010 and for the period from
October 4, 2006 (date of inception) to May 31, 2011
(Unaudited)

	For the three months ended May 31, 2011	For the three months ended May 31, 2010	For the nine months ended May 31, 2011	For the nine months ended May 31, 2010	From inception (October 4, 2006) to May 31, 2011

REVENUE	$-	$-	$-	$-	$-

EXPENSES

Exploration costs	30,000	-	30,000	-	31,843
Impairment loss on mineral claim	-	-	-	-	5,000
General and administrative	1,740	6,081	9,951	17,343	79,479
Professional fees	2,538		2,538		2,538
Impairment loss on note receivable	100,000	-	100,000	-	100,000
NET LOSS	$(134,278)	$(6,081)	$(142,489)	$(17,343)	$(218,860)

NET LOSS PER COMMON SHARE

Basic and diluted	$(0.001)	$(0.000)	$(0.01)	$(0.001)

WEIGHTED AVERAGE OUTSTANDING SHARES

Basic and diluted	14,000,000	14,000,000	14,000,000	14,000,000

The accompanying notes are an integral part of these unaudited financial statements.

PANA-MINERALES S.A.
(Pre-Exploration Stage Company)
STATEMENTS OF CASH FLOWS

For the nine months ended May 31, 2011 and 2010
and for the period from
October 4, 2006 (date of inception) to May 31, 2011
(Unaudited)

	For the nine months ended May 31, 2011	For the nine months ended May 31, 2010	From inception (October 4, 2006) to May 31, 2011

CASH FLOWS FROM OPERATING ACTIVITIES:

Net loss	$(142,489)	$(17,343)	$(218,860)

Adjustment to reconcile net loss to net cash (used in) operating activities:
Impairment loss on note receivable	100,000	-	100,000
Expenses paid by third party	30,000	-	30,000
Impairment loss on mineral claim	-	-	5,000
Capital contributions – expenses paid by Officers	-	11,700	19,500
Changes in accounts payable & accrued interest	8,188	1,442	21,002

Net Cash (Used in) Operating Activities	(4,301)	(4,201)	(43,358)

CASH FLOWS FROM INVESTING ACTIVITIES:

Acquisition of mineral claim	-	-	(5,000)

Net cash (Used) in Investing Activities	-	-	(5,000)

CASH FLOWS FROM FINANCING ACTIVITIES:

Advances from related party	4,301	4,201	34,358
Proceeds from issuance of common stock	-	-	14,000
Net Cash Provided by Financing Activities	4,301	4,201	48,358

Net (Decrease) Increase in Cash	-	-	-

Cash at Beginning of Period	-	-	-

CASH AT END OF PERIOD	-	-	-

Cash at end of Period	$-	$-	$-

SUPPLEMENTAL DISCLOSURE OF NONCASH FINANCING ACTIVITIES

Note payable issued for note receivable	100,000	-	100,000
Note payable issued for exploration costs	30,000	-	30,000
Capital contributions – expenses paid by Officers	$-	$11,700	$19,500

The accompanying notes are an integral part of these unaudited financial statements.

PANA-MINERALES S.A.
(Pre-exploration Stage Company)
NOTES TO FINANCIAL STATEMENTS
May 31, 2011

(Unaudited)

1. ORGANIZATION

The Company,  Pana-Minerales S.A., was incorporated under the laws of the State of Nevada on October 4, 2006 with authorized capital stock of 100,000,000 shares at $0.001 par value.

The Company was organized for the purpose of acquiring and developing mineral properties. At the report date mineral claims, with unknown reserves, have been acquired. The Company has not established the existence of a commercially mineable ore deposit and therefore has not reached the development stage and is considered to be in the pre-exploration stage.

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

PANA-MINERALES S.A.
(Pre-exploration Stage Company)
NOTES TO FINANCIAL STATEMENTS
May 31, 2011

(Unaudited)

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - Continued

Income Taxes - Continued

The Company’s deferred tax assets, valuation allowance, and change in valuation allowance are as follows (“NOL” denotes Net Operating Loss):

Period Ending	Estimated NOL Carry-Forward	NOL expires	Estimated Tax Benefit from NOL	Valuation Allowance	Net Tax Benefit

2007	$3,940	2027	$1,182	$(1,182)

2008	17,670	2028	5,301	(5,301)	-

2009	32,318	2029	9,695	(9,695)	-

2010	22,443	2030	6,733	(6,733)

2011	142,489	2031	42,747	(42,747)	-

	$218,860		$65,658	$(65,658)	$-

The total valuation allowance as of May 31, 2011 is $(65,658) which increased by $(42,747) for the reported period.

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
May 31, 2011

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

PANA-MINERALES S.A.
 (Pre-exploration Stage Company)
NOTES TO FINANCIAL STATEMENTS
May 31, 2011

(Unaudited)

3. ACQUISITION OF MINERAL CLAIMS

a)
On January 15, 2008, the Company purchased the Marawi Gold Claims located in the Philippines for $5,000 and obtained a mining license for an additional payment of $1,843. The Company has not established the existence of a commercially mineable ore deposit on the Marawi Gold Claims. These claims have no expiry date and only if the Company decides to abandon them will it no longer have an interest in the minerals thereon.

On August 31, 2007, the Company determined the $5,000 mineral property acquisition cost was impaired, and recorded a related impairment loss in the statement of operations.

b)
On April 30, 2011, the Company entered into a mining option agreement with Brookmount Explorations Inc. (the “Option”) for the Mercedes Property Claims located in the District of Comas, Province of Concepcion, Department of Junin in the Republic of Peru.  Under the terms of the mining option agreement Brookmount Explorations granted the Company an exclusive option to acquire a 50% interest in the property subject to the Company undertaking certain expenditures described below on or before April 30, 2013.

Consideration for the Option is as follows:

1) Upon execution of the agreement a third party of the Company paid $100,000 to Brookmount Explorations Inc. on behalf of the Company, pursuant to the Option Agreement.  Brookmount then executed a promissory note payable to the Company for $100,000, due and payable on May 5, 2012 ("maturity") with interest accruing at ten (10%) percent per annum.  Principal and interest are payable on teh maturity date (see Footnote 5 below);

2) On or before November 1, 2012, the Company is required to expend a minimum of $2,000,000  on exploration with a minimum expenditure of $750,000to be expended before April 30, 2012;

3)  The Company must expend an additional $1,000,000 on exploration on or before before April 30, 2013.

If the incurred expenditures are less than the required expenditures, the Company must make a shortfall payment to Brookmount, including an administration fee equal to 5 percent of the shortfall amount.

The Option shall automatically terminate and be of no force and effect if, during the Option Period, the Company fails to meet any terms or conditions of the Option, including but not limited to timely expenditure of the amounts noted above.

4. LOANS PAYABLE

On April 15, 2011, the Company borrowed $50,000 from an unrelated third party under a promissory note.  On May 6, 2011, the Company borrowed an additional $50,000 from the same lender.  On May 6, 2011, the Company executed a secured promissory note with the lender in the amount of $100,000, due and payable on May 6, 2012 (the “Maturity Date”) with accrued interest at ten (10%) percent per annum due on the Maturity Date.  Security for the above noted loans is a Promissory Note from Brookmount Explorations Inc. in the amount of $100,000 described in Note 3 (b) (1) above.

PANA-MINERALES S.A.
 (Pre-exploration Stage Company)
NOTES TO FINANCIAL STATEMENTS
May 31, 2011

(Unaudited)

4. LOANS PAYABLE (continued)

On May 26, 2011, the Company borrowed a further  $30,000 from the same third party lender, which amount was unsecured, bears interest at ten (10%)  percent per annum, and is due on or before May 26, 2012 (“Maturity”).  Interest shall accure during the term of the Loan and is due and payable on Maturity.

The principal amount of the loans totaling $130,000 is reflected on the Company’s balance sheets as Loans payable.  Accrued interest to the period ended May 31, 2011of $1,740 in respect of the loans is reflected on the Company’s balance sheet as Accrued Interest.

5. IMPAIRMENT LOSS ON NOTE RECEIVABLE

At May 31, 2011, the Company determined it was probable that the note receivable it executed with Brookmount (see Footnote 3 above) would not be collectible.  Accordingly, the Company recorded an impairment loss of $100,000 in these financial statements.

6. SIGNIFICANT TRANSACTIONS WITH RELATED PARTY

During the nine months ended May 31, 2011, the Company’s sole  director and a shareholder  of the Company made advances totaling $4,301 to the Company, which amount is unsecured, bears no interest and is payable on demand.

As at May 31, 2011, the director has advanced an amount totaling $34,358 to the Company, which amounts bear no interest, are unsecured and payable on demand.  In addition, the director has made contributions to capital of $19,500 in the form of expenses paid on behalf of the Company.

7. CAPITAL STOCK

On August 31, 2007, the Company completed a private placement of 1,000,000 common shares at a price of $0.001 per share for $1,000.

On August 23, 2008, the Company issued a further 13,000,000 common shares at a price of $0.001 per share for $13,000.

8. GOING CONCERN

The Company will need additional working capital to service its debt and for its intended purpose of acquiring and developing mineral properties, which raises substantial doubt about its ability to continue as a going concern. Management of the Company has developed a strategy, which it believes will accomplish this objective through additional advances from related parties, equity funding, and long term financing, which will enable the Company to operate for the coming year.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

This quarterly report contains forward-looking statements relating to future events or our future financial performance.  In some cases, you can identify forward-looking statements by terminology such as "may", "should", "intends", "expects", "plans", "anticipates", "believes", "estimates", "predicts", "potential", or "continue" or the negative of these terms or other comparable terminology.  These statements are only predictions and involve known and unknown risks, uncertainties and other factors which may cause our or our industry's actual results, levels of activity or performance to be materially different from any future results, levels of activity or performance expressed or implied by these forward-looking statements.

Such factors include, among others, the following:  international, national and local general economic and market conditions;  demographic  changes; the ability of the Company to sustain,  manage or  forecast  its growth;  the ability of the Company to successfully make and integrate acquisitions;  raw material costs and availability;  new product  development and  introduction;  existing  government regulations  and  changes  in,  or  the  failure  to  comply  with,   government regulations;  adverse publicity;  competition; the loss of significant customers or suppliers;  fluctuations  and  difficulty in forecasting  operating  results; changes in business strategy or development  plans;  business  disruptions;  the ability  to attract  and  retain  qualified  personnel;  the  ability to protect technology; and other factors referenced in this and previous filings.

Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity or performance.  Except as required by applicable law and including the securities laws of the United States, we do not intend to update any of the forward-looking statements to conform these statements to actual results.

Given these uncertainties, readers of this Form 10-Q and investors are cautioned not to place undue reliance on such forward-looking statements.  We disclaim any obligation to update any such factors or to publicly announce the result of any revisions to any of the forward-looking statements contained herein to reflect future events or developments.

All dollar amounts stated herein are in US dollars unless otherwise indicated.

The management’s discussion and analysis of our financial condition and results of operations are based upon our financial statements, which have been prepared in accordance with generally accepted accounting principles ("GAAP") in the United States of America.  The following discussion of our financial condition and results of operations should be read in conjunction with our audited financial statements for the year ended August 31, 2010, along with the accompanying notes.  As used in this quarterly report, the terms "we", "us", "our", and the "Company" means Pana-Minerales S.A.

Overview

We were incorporated in the State of Nevada on October 4, 2006 and established a fiscal year end of August 31.  We do not have any subsidiaries, affiliated companies or joint venture partners.

We are a start-up, pre-exploration stage company engaged in the search for silver, gold and related minerals and have not generated any operating revenues since inception.

We were formed to engage in the exploration of mineral properties in the Republic of the Philippines for gold and silver. We have expanded our operations to include the exploration of mineral claims in Peru.

Our administrative office is located at Primera Calle El Carmen, EDF. PH Villa Medici, Apt. 28,Torre C, Panama, Rep. of Panama.  Our telephone number is (507) 391-6820 and our fax number is (507) 265-0638

Current Business

 The Company purchased, from an unaffiliated third party seller, a 100% interest in a mineral claim known as Marawi Gold Claim (“Marawi Claim”), consisting of one-9 unit claim block containing 97.4 hectares located near the town of Malaybalay in the Republic of the Philippines.  To date, no exploration work has been done on these claims.

The Company had prior determined not to undertake any other acquisitions and to complete exploration on its Marawi Claim, however, the Company was presented with an opportunity to enter into an option agreement (the “Option”) whereby the Company could earn a 50% interest in and to certain mineral claims in Peru, known as the Mercedes Claims.   As consideration for the Option the Company will be required to make the following payments:

•	100,000 cash payment subject to receipt of a promissory note from which amount has been paid;

•	incur Expenditures in an aggregate amount of $3,000,000 as follows:

(i)	subject to section 3.6 herein, at least $2,000,000 before November 1, 2012, with a minimum expenditure of $750,000.00 to be expended before April 30, 2012;

(ii)	at least an additional $1,000,000 before April 30, 2013; and

•
during the Option Period, keep the Property in good standing by paying all taxes, assessments and other charges and by doing all other acts and things that may be necessary in that regard, which payments shall be made from the Expenditures as detailed above.

In order to undertake the Phase I exploration program on the Marawi Claim and to comply with the expenditure requirements on Mercedes Claims and to maintain its regulatory reporting requirements the Company estimates it will need to raise $1,000,000 for the next twelve months.

There is no assurance that a commercially viable mineral deposit, a reserve, exists at our mineral claims or can be shown to exist until sufficient and appropriate exploration is done and a comprehensive evaluation of such work concludes economic and legal feasibility.   Such work could take many years of exploration and would require expenditure of very substantial amounts of capital which we do not currently have and may never be able to raise.

We plan to finance our operations through a combination of equity and debt capital.  However, there can be no assurance that we will be successful in raising the required capital or any capital.   As such there is substantive doubt as to whether we may continue as a going concern.

Material Changes in Financial Condition

Liquidity & Capital Resources

We are an pre-exploration stage company intending to engage in the exploration of mineral properties.   To date we have only acquired rights or option potential exploration properties.  To date, we have not generated any revenues.

Cash on hand at May 31, 2011 was $nil as compared to $nil as of August 31, 2010.  Our total liabilities were $185,360 as compared to $42,871 as at August 30, 2010.  This significant change was as a result of loans from an unrelated third party in the amount of $130,000 during the three month period ended May 31, 2011.

In order to meet all of the current commitments and fund operations for the next twelve months the Company estimates it  will require a minimum of $1,000,000.    We do not currently have the funds and there is no assurance that the funds will be available if and when required.

Our ability to meet our financial liabilities and commitments is primarily dependent upon the continued issuance of equity to new stockholders, the ability to borrow funds, and ultimately upon our ability to achieve and maintain profitable operations.  There are no assurances that we will be able to obtain required funds for our continued operations.  There can be no assurance that additional financing will be available to us when needed or, if available, that it can be obtained on commercially reasonable terms.  If we are not able to obtain the additional financing on a timely basis, we will not be able to meet our other obligations as they become due and we will be forced to scale down or perhaps even cease the operation of our business.

There is substantial doubt about our ability to continue as a going concern as the continuation of our business is dependent upon obtaining further short and long-term financing, achieving success in the commercializing of our Product, and achieving a profitable level of operations.  The issuance of additional equity securities by us could result in a significant dilution in the equity interests of our current stockholder.  Obtaining commercial loans, assuming those loans would be available, will increase our liabilities and future cash commitments.

Material Changes in Results of Operations

We have recently assumed additional obligations due to the option of certain additional mineral claims on which we intend to commence exploration activities.   We do not have any revenues and incurred a net loss of ($142,489) for the nine months ended May 31, 2011, as compared to a net loss of ($17,343) for the nine month period ended May 31, 2010. The loss for our nine month period ended May 31, 2011 is mainly comprised of $30,000 in exploration costs for a mining license fee and a $100,000 impairment loss on a note receivable. For the comparable period in 2010 we did not have any requirement to pay fees to maintain our mineral claims.  Due to a change in operations we had a decrease in general and administrative expenses and we did not accrue rent, telephone or management fees during the period ending February 28, 2011 and the current period, however  our  professional fees increased from $nil (2010) to $2,538 (2011) due to our determination to contract outside service providers for certain accounting and filing functions.

For the three months ending May 31, 2011, our net loss was ($134,278)  as compared to ($6,081) for the three months ending May 31, 2010 with revenues of $nil.  This increase in loss is due to a requirement to pay $30,000 to maintain our mineral claims and a $100,000 impairment loss on a note receivable.
Off- Balance Sheet Arrangements

The Company presently does not have any off-balance sheet arrangements.

Going Concern

In their audit report relating to our financial statements for the period ended August 31, 2010, our independent accountants indicated that there are a number of factors that raise substantial doubt about our ability to continue as a going concern. Such factors identified in the report are our lack of revenue resulting in a net loss position and insufficient funds to meet our business objectives. All of these factors continue to exist and raise doubt about our status as a going concern.

We anticipate that additional funding will be required in the form of equity financing from the sale of our common stock. At this time, we cannot provide investors with any assurance that we will be able to raise sufficient funding from the sale of our common stock or through a loan from our directors to meet our obligations over the next twelve months.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

A smaller reporting company is not required to provide the information required by this Item.

ITEM 4(T).  CONTROLS AND PROCEDURES

We carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of May 31, 2011.  This evaluation was carried out under the supervision and with the participation of our sole officer,  Hector Davis, who is also the sole director.   Based on his evaluation, he has concluded that these disclosure controls and procedures were not effective as of the Evaluation Date as a result of the material weaknesses in internal control over financial reporting.

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

As of May 31, 2011, Hector Davis assessed the effectiveness of the Company’s internal control over financial reporting based on the criteria for effective internal control over financial reporting established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) and SEC guidance on conducting such assessments.

Material Weaknesses

Hector Davis has assessed the effectiveness of the Company’s internal control over financial reporting as of Evaluation Date and identified the following material weaknesses:

1.           Certain entity level controls establishing a “tone at the top” were considered material weaknesses. As of May 31, 2011 we did not have an audit committee as the Company has  one officer who is also the sole director.   No independent expert has been appointed to the audit committee so that it is not controlled by one individual as it is presently. There is no policy on fraud. A whistleblower policy cannot be established given the small size of the organization.

2.           Hector Davis override of existing controls is possible given the small size of the organization and lack of personnel.

3.           There is no system in place to review and monitor internal control over financial reporting. The Company maintains an insufficient complement of personnel to carry out ongoing monitoring responsibilities and ensure effective internal control over financial reporting.

Notwithstanding the assessment that the Company’s internal control over financial reporting was not effective Hector Davis believes that the Company’s financial statements contained in its Quarterly Report on Form 10-Q for the nine months ended May 31, 2011 fairly present its financial condition, results of operations and cash flows in all material respects.

There were no changes in the Company’s internal control over financial reporting during the nine months ended May 31, 2011 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Limitations on the Effectiveness of Internal Controls

Our management does not expect that our disclosure controls and procedures or our internal control over financial reporting will necessarily prevent all fraud and material error. Our disclosure controls and procedures are designed to provide reasonable assurance of achieving our objectives and our sole officer and director concluded that our disclosure controls and procedures are effective at that reasonable assurance level.  Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the internal control. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Over time, control may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate.

PART II – OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

None

ITEM 1A.  RISK FACTORS

A smaller reporting company is not required to provide the information required by this Item.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

There were no sales of unregistered securities during the three month period ending May 31, 2011.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. (REMOVED AND RESERVED)

ITEM 5. OTHER INFORMATION

None.

ITEM 6.  EXHIBITS

Number	Description
3.1	Articles of Incorporation	Incorporated by reference to the Registration Statement on Form S-1filed on October 14, 2008.
3.2	Bylaws	Incorporated by reference to the Registration Statement on Form S-1filed on October 14, 2008.
10.1	Option Agreement between the Company and Brookmount Explorations Inc. dated as of April 30, 2011	Filed herewith
31.1	Certification of Chief Executive Officer pursuant to Securities Exchange Act Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith
31.2	Certification of Chief Financial Officer pursuant to Securities Exchange Act Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PANA-MINERALES S.A.

Date:	July 20, 2011	By:	/s/ Hector Francisco Vasquez Davis
		Name:	Hector Francisco Vasquez Davis
		Title:	Chief Executive Officer, Chief Financial Officer, Principal Executive Officer, Principal Financial and Accounting Officer, President, Secretary, Treasurer and Director