Form 10-K
period 2011-08-31
Pana-Minerales S.A.
filed 2011-12-14
CIK 1380713

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

(Mark One)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended August 31, 2011

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to __________

000-53700
Commission File Number

PANA-MINERALES S.A.
(Exact name of registrant as specified in its charter)

Nevada	98-0515701
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

First Floor Commercial Area, Calle 53, Marbella, Panama City, Panama
(Address of principal executive offices)	(Zip Code)

011-51-205-1994
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Exchange Act:
Title of each class	Name of each exchange on which registered
n/a	n/a

Securities registered pursuant to Section 12(g) of the Exchange Act:
Common Stock
Title of class

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.

Yes	[ ]	No	[X]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act.

Yes	[ ]	No	[X]

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.

Yes	[ ]	No	[X]

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

The aggregate market value of voting and non-voting common stock held by non-affiliates of the registrant was approximately $10,000 (based on  shares held by non-affiliates at $0.001per share as the last selling price of shares prior to February 28, 2011 since there was no closing market price or trading during the second quarter) as of February 28, 2011 (the last business day of the registrant’s most recently completed second quarter), assuming solely for the purpose of this calculation that all directors, officers and greater than 10% stockholders of the registrant are affiliates. The determination of affiliate status for this purpose is not necessarily conclusive for any other purpose.

APPLICABLE ONLY TO REGISTRANTS INVOLVED IN BANKRUPTCY
PROCEEDINGS DURING THE PAST 5 YEARS:

Indicate by check mark whether the issuer has filed all documents and reports required to be filed by Section 12, 13, or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.

Yes	[ ]	No	[ ]

APPLICABLE ONLY TO CORPORATE REGISTRANTS

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

112,000,000 shares of common stock issued and outstanding as of December 12, 2011

DOCUMENTS INCORPORATED BY REFERENCE

List hereunder the following documents if incorporated by reference and the Part of the Form 10-K (e.g. Part I, Part II, etc.) into which the document is incorporated: (1) Any annual report to security holders; (2) Any proxy or information statement; and (3) Any prospectus filed pursuant to Rule 424(b) or (c) of the Securities Act of 1933. The listed documents should be clearly described for identification purposes.

None

Forward Looking Statements

This Annual Report on Form 10-K (“Annual Report”) contains forward-looking statements.  These statements relate to future events or our future financial performance.  A number of important factors could cause our actual results to differ materially from those expressed in any forward-looking statements made by us in this Form 10-K.  In some cases, you can identify forward-looking statements by terminology such as "may," "should," "expects," "plans," "anticipates," "believes," "estimates," "predicts," "potential," or "continue" or the negative of these terms or other comparable terminology.  These statements are only predictions and involve known and unknown risks, uncertainties and other factors, including the risks in the section entitled "Risk Factors" and the risks set out below, any of which may cause our or our industry’s actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements.

These risks include, by way of example and not in limitation:

•	the uncertainty that we will not be able to successfully identify commercially viable resources on our exploration properties;
•	risks related to the large number of established and well-financed entities that are actively competing for limited resources within the mineral property exploration field;
•	risks related to the failure to successfully manage or achieve growth of our business if we are successful in identifying a viable mineral resource, and;
•	other risks and uncertainties related to our business strategy.

This list is not an exhaustive list of the factors that may affect any of our forward-looking statements.  These and other factors should be considered carefully and readers should not place undue reliance on our forward-looking statements.

Forward looking statements are made based on management’s beliefs, estimates and opinions on the date the statements are made and we undertake no obligation to update forward-looking statements if these beliefs, estimates and opinions or other circumstances should change.  Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements.  Except as required by applicable law, including the securities laws of the United States, we do not intend to update any of the forward-looking statements to conform these statements to actual results.

The safe harbors of forward-looking statements provided by Section 21E of the Exchange Act are unavailable to issuers of penny stock. As we issued securities at a price below $5.00 per share, our shares are considered penny stock and such safe harbors set forth under the Private Securities Litigation Reform Act of 1995 are unavailable to us.

Our financial statements are stated in United States dollars and are prepared in accordance with United States generally accepted accounting principles.

In this annual report, unless otherwise specified, all dollar amounts are expressed in United States dollars and all references to "common stock" refer to the common shares in our capital stock.

As used in this Annual Report, the terms "we," "us," "Company," "our" and "Pana-Minerales" mean Pana-Minerales S.A., unless otherwise indicated.

Measurement & Currency

Conversion of metric units into imperial equivalents is as follows:
Metric Units	Multiply by	Imperial Units
hectares	2.471	= acres
meters	3.281	= feet
kilometers	0.621	= miles (5,280 feet)
grams	0.032	= ounces (troy)
tonnes	1.102	= tons (short) (2,000 lbs)
grams/tonne	0.029	= ounces (troy)/ton

Cautionary Note to United States Investors

We caution U.S. investors that the Company may have materials in the public domain that may use terms that are recognized and permitted under Canadian regulations, however the U.S. Securities and Exchange Commission (“S.E.C.”) may not recognize such terms.  We have detailed below the differences in the SEC regulations as compared to the Canadian Regulations under National Instrument NI 43-101.

S.E.C. Industry Code	National Instrument 43-101 (“NI 43-101”)
Reserve:  That part of a mineral deposit which could be economically and legally extracted or produced at the time of the reserve determination.  The United States Securities and Exchange Commission requires a final or full Feasibility Study to be completed in order to support either Proven or Probably Reserves and does not recognize other classifications of mineralized deposits.  Note that for industrial mineral properties, in addition to the Feasibility Study, “sales” contracts or actual sales may be required in order to prove the project’s commerciality and reserve status.

Mineral Reserve:  The economically mineable part of a Measured or Indicated Mineral Resource demonstrated by at least a Preliminary Feasibility study.  This study must include adequate information on mining, processing, metallurgical, economic and other relevant factors that demonstrate, at the time of reporting, that economic extraction can be justified.

Proven Reserves:  Reserves for which a quantity is computed from dimensions revealed in outcrops, trenches, workings or drill holes, grade and/or quality are computed from the results of detailed sampling; the sites for inspection, sampling and measurement are spaced so closely and the geologic character is so well defined that size, share, depth and mineral content of reserves are well established.

Proven Mineral Reserve:  The economically mineable part of a Measured Mineral Resource demonstrated by at least a Preliminary Feasibility study.  This study must include adequate information on mining, processing, metallurgical, economic and other relevant factors that demonstrate, at the time of reporting, that economic extraction is justified.

Probable Reserves:  Reserves for which quantity and grade and/or quality are computed from information similar to that used for proven reserves, but the sites for inspection, sampling and measurement are farther apart or are otherwise less adequately spaced.  The degree of assurance, although lower than that for proven reserves, is high enough to assume continuity between points of observation.

Probable Mineral Reserve:  The economically mineable part of an indicated, and in some circumstances, a Measured Mineral Resource, demonstrated by at least a Preliminary Feasibility Study.  This study must include adequate information on mining, processing, metallurgical, and economic and other relevant factors that demonstrate, at the time of reporting, that economic extraction can be justified.

ITEM 1.     BUSINESS

Background

The address of our principal executive office is First Floor Commercial Area, Calle 53, Marbella, Panama City, Panama. Our telephone number is 011-51-205-1994.  The Company’s web-site is currently under development.

Our common stock is quoted on the OTC Markets Inc. owned and operated OTCBB Inter-dealer Quotation System under the symbol "PNAM".

We were incorporated under the laws of the State of Nevada on October 4, 2006 with authorized capital stock of 100,000,000 (pre-split) shares at $0.001 par value.  We were formed to engage in the exploration of mineral properties in the Republic of the Philippines for gold and silver. We have expanded our operations to include the exploration of mineral claims in Peru, primarily for silver deposits.

At the report date mineral claims, with unknown reserves, have been acquired. We have not established the existence of a commercially mineable ore deposit and therefore have not reached the development stage and are considered to be in the exploration stage.

On September 7, 2011 we effected a stock dividend of 7 shares for every 1 share of common stock held by each shareholder of record as of August 16, 2011.  As at the date of this report, we have a total of 112,000,000 issued and outstanding shares of common stock and authorized capital stock of 800,000,000.

We do not have any subsidiaries.

Other than as set out herein, we have not been involved in any bankruptcy, receivership or similar proceedings, nor have we been a party to any material reclassification, merger, consolidation or purchase or sale of a significant amount of assets not in the ordinary course of our business.

Industry

By industry standards, there are generally four types of mining companies.  We are considered an “exploration stage” company.  Typically, an exploration stage mining company is focused on exploration to identify new, commercially viable silver deposits.  “Junior mining companies” typically have proven and probable reserves of less than fifty million ounces of silver, generally produce less than five million ounces of silver annually, and/or are in the process of trying to raise enough capital to fund the remainder of the steps required to move from a staked claim to production.  “Mid-tier” and large mining “senior” companies may have several projects in production plus several hundred million ounces of silver in reserve.

The silver mining and exploration industry has experienced several factors recently that are favorable to our Company, as described below.

The spot market price of an ounce of silver has increased from a low of $4 in 2001 to a high of $48 in 2011.  This current price level has made it economically more feasible to produce silver, as well as making silver a more attractive investment for many.  Accordingly, the gross margin per ounce of silver produced per the historical spot market price range above provides significant profit potential if we are successful in identifying and extracting silver at our properties.

Further, silver reserves have generally been declining for a number of years for the following reasons:

•	the extended period of low silver prices from 1996 to 2003 made it economically unfeasible to explore for new deposits for most mining companies, and
•	the demand for and production of silver products have exceeded the amount of new reserves added over the last several consecutive years.

Reversing the decline in lower silver reserves is a long term process.  Due to the extended time frame it takes to explore, develop, and bring new production on-line, the large mining companies are facing an extended period of lower silver reserves.  Accordingly, junior companies that are able to increase their silver reserves more quickly should directly benefit with an increased valuation.

Additional factors causing higher silver prices over the past several years have come from a weakened U.S. dollar.  Reasons for the lower dollar compared to other currencies include, but are not limited to, the historically low U.S. interest rates, the weak U.S. economy, the increasing U.S. budget and trade deficits, and the general worldwide political instability caused by the war on terrorism.

Our Current Business

We are an exploration stage company engaged in the exploration of mineral properties.

On January 15, 2008, we purchased the Marawi Gold Claims located in the Philippines for $5,000 and obtained a mining license for an additional payment of $1,843. We have not established the existence of a commercially mineable ore deposit on the Marawi Gold Claims. These claims have no expiry date and only if we decide to abandon them will we no longer have an interest in the minerals thereon.   We have undertaken no exploration work on these claims to date and do not currently intend to undertake any exploration work on the claims, choosing to concentrate our exploration and exploitation activities on the Mercedes mining concessions more particularly described below.

On April 30, 2011, we entered into a mining option agreement with Brookmount Explorations Inc. (the “Option”) for the Mercedes mining concessions located in the District of Comas, Province of Concepcion, Department of Junin in the Republic of Peru. Unlike the Marawi Gold Claims, the Mercedes concessions will focus mainly on silver exploration.  Under the terms of the mining option agreement, Brookmount Explorations granted us an exclusive option to acquire a 50% interest in the property subject to us undertaking expenditures in the amount of $3,100,000 before April 30, 2013.   As at the fiscal year ended August 31, 2011, we had expended approximately $31,000, all of which was expended on licensing fees for the mineral concessions.

We plan to undertake exploration work on the Mercedes mining claims to fulfill our $750,000 exploration commitment on or before April 30, 2012.  We do not currently have funds available to undertake the exploration but are negotiating financing with various parties.

Our exploration program will be exploratory in nature, and there is no assurance that a commercially viable mineral deposit, a reserve, exists until further exploration, particularly drilling, is undertaken and a comprehensive evaluation concludes economic and legal feasibility. We have not yet generated or realized any revenues from our business operations.

Should we be successful in raising sufficient funds in order to conduct our additional exploration programs, the full extent and cost of which is not presently known beyond that required by our proposed drilling program and mandatory work programs as noted below, and such exploration programs results in an indication that production of our minerals of interest is economically feasible, then at that point in time we would make a determination as to the best and most viable approach for mineral extraction.

Competitive Business Conditions

As all of our minerals of interest are commodity products, they are expected to be readily saleable on an open market at then current prices.  Therefore, we foresee no direct competition per se for the selling of our products, should we ever reach the production stage.  However, we would be competing with numerous other companies in the region, in the country of Peru and globally, for the equipment, manpower, geological expertise and capital, required to fund, explore, develop, extract and distribute such minerals.

We compete with many companies in the mining business, including larger, more established mining companies with substantial capabilities, personnel and financial resources.  Of the four types of mining companies, we believe junior mining companies represent the largest group of gold and silver companies that are publicly listed.  All four types of mining companies may have projects located in any of the gold and silver producing continents of the world.  Further, there is a limited supply of desirable mineral lands available for claim-staking, lease or acquisition in areas where we may conduct exploration activities.  Because we compete with individuals and companies that have greater financial resources and larger technical staffs, we may be at a competitive disadvantage in acquiring desirable mineral properties.  From time to time, specific properties or areas that would otherwise be attractive to us for exploration or acquisition are unavailable due to their previous acquisition by other companies or our lack of financial resources.

Competition in the mining industry is not limited to the acquisition of mineral properties but also extends to the technical expertise to find, advance and operate such properties; the labor to operate the properties; and the capital needed to fund the acquisition and operation of such properties.  Competition may result in our company being unable not only to acquire desired properties, but to recruit or retain qualified employees, to obtain equipment and personnel to assist in our exploration activities or to acquire the capital necessary to fund our operation and advance our properties.  Our inability to compete with other companies for these resources would have a material adverse effect on our results of operations and business.

As noted above, we compete with other mining and exploration companies, many of which possess greater financial resources and technical facilities than we do, in connection with the acquisition of suitable exploration properties and in connection with the engagement of qualified personnel.  The gold and silver exploration and mining industry is fragmented, and we are a very small participant in this sector.  Many of our competitors explore for a variety of minerals and control many different properties around the world.  Many of them have been in business longer than we have and have established more strategic partnerships and relationships and have greater financial accessibility than we have.  Accordingly, given the significant competition for gold and silver exploration properties, we may be unable to continue to acquire interests in attractive gold and silver mineral exploration properties on terms we consider acceptable.

While we compete with other exploration companies in acquiring suitable properties, we believe that there would be readily available purchasers of gold, silver and other precious metals if they were to be produced from any of the properties we currently have interests in.  The price of precious metals can be affected by a number of factors beyond our control, including:

• fluctuations in the market prices;
• fluctuating supplies;
• fluctuating demand; and
• mining activities of others.

If we find gold or silver mineralization that is determined to be of economic grade and in sufficient quantity to justify production, we may then seek significant additional capital through equity or debt financing to develop, mine and sell our production.  Our production would probably be sold to a refiner that would in turn purify our material and then sell it on the open market or through its agents or dealers.  In the event we should find economic concentrations of gold or silver mineralization and were able to commence production, we do not believe that we would have any difficulty selling the gold or silver we would produce.

We do not engage in hedging transactions and we have no hedged mineral resources.

General Government Regulations

Our mineral exploration program which we plan to undertake is subject to the regulations of the country of Peru, which sets forth rules for locating concessions, posting concessions, working concessions and reporting work performed. We are also subject to rules on how and where we can explore for minerals. We must comply with these laws to operate our business. Compliance with these rules and regulations will not adversely affect our operations.  We are also subject to the numerous laws for the environmental protection of forests, lakes and rivers, fisheries, wild life, etc. These codes deal with environmental matters relating to the exploration and development of mining properties. We are responsible for providing a safe working environment, not disrupting archaeological sites and conducting our activities in a manner that prevents unnecessary damage to the property.

We will secure all necessary permits for exploration and, if exploitation is warranted, on the concessions, will file final plans of operation before we start any mining operations. We anticipate no discharge of water into any active stream, creek, river, lake or any other body of water regulated by environmental law or regulation. No endangered species will be disturbed. Restoration of the disturbed land will be completed according to law. All holes, pits and shafts will be sealed upon abandonment of the property. It is difficult to estimate the cost of compliance with the environmental law since the full nature and extent of our proposed activities cannot be determined until we start our operations and know what that will involve from an environmental standpoint.  We are in compliance with all regulations at present and will continue to comply in the future. We believe that compliance with these regulations will not adversely affect our business operations.

We intend to subcontract exploration and exploitation work out to third parties under the guidance and direction of our officers and directors.  Some of the work may be undertaken by David Gibson, a director of the Company.  We intend to use the services of subcontractors for manual labor exploration work.

Employees

We have not entered into employment agreements with any officers or directors of the Company and we currently have no employees.

Available Information

Our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and all amendments to those reports that we file with the Securities and Exchange Commission, or SEC, are available at the SEC's public reference room at 100 F Street, N.E., Washington, D.C. 20549. The public may obtain information on the operation of the public reference room by calling the SEC at 1-800-SEC-0330. The SEC also maintains a website at www.sec.gov that contains reports, proxy and information statements and other information regarding reporting companies.

ITEM 1A.         RISK FACTORS

An investment in our securities should be considered highly speculative due to various factors, including the nature of our business and the present stage of our development. An investment in our securities should only be undertaken by persons who have sufficient financial resources to afford the total loss of their investment. In addition to the usual risks associated with investment in a business, the following is a general description of significant risk factors which should be considered. You should carefully consider the following material risk factors and all other information contained in this Annual Report before deciding to invest in our common stock. If any of the following risks occur, our business, financial condition and results of operations could be materially and adversely affected. Additional risks and uncertainties we do not presently know or that we currently deem immaterial may also impair our business, financial condition or operating results.

Risks Relating to our Company

Because we may never earn revenues from our operations, our business may fail and then investors may lose all of their investment in our company.

We have no history of revenues from operations.  We have yet to generate positive earnings and there can be no assurance that we will ever operate profitably.  Our company has a limited operating history, is in the exploration stage and has a history of operating losses.  The success of our company is significantly dependent on the uncertain events of the discovery and exploitation of mineral reserves on our properties or selling the rights to exploit those mineral reserves.  If our business plan is not successful and we are not able to operate profitably, then our stock may become worthless and investors may lose all of their investment in our company.

We have no revenues from operations.  We will not receive revenues from operations at any time in the near future, and we have no history of earnings or cash flow in prior years. We have incurred losses. There can be no assurance that our operations will ever generate any revenues to fund our continuing operations or that we will ever generate positive cash flow from our operations. Further, we can give no assurance that we will attain or sustain profitability in any future period.

The feasibility of mineral extraction on the our mining concessions has not been established, as we have not completed exploration or other work necessary to determine if it is commercially feasible to develop the properties.

We are currently a mining exploration stage company (see “Item 2 Properties” of this Report for more information regarding our mining assets).

According to SEC definitions, our concessions do not have any proven or probable reserves. A “reserve,” as defined by the SEC, is that part of a mineral deposit which could be economically and legally extracted or produced at the time of the reserve determination. A reserve requires a feasibility study demonstrating with reasonable certainty that the deposit can be economically extracted and produced. We have not carried out any feasibility study with regard to our mining concessions.

As a result, we currently have no reserves and there are no assurances that we will be able to prove that there are reserves on our mining concessions.

We have no reported mineral reserves and if we are unsuccessful in identifying mineral reserves in the future, we may not be able to realize any profit from our property interests.

We are a exploration stage company and have no reported mineral reserves.  Any mineral reserves will only come from extensive additional exploration, engineering, and evaluation of existing or future mineral properties.  The lack of reserves on our mineral properties could prohibit us from sale or joint venture of our mineral properties.  If we are unable to sell or joint venture for development of our mineral properties, we will not be able to realize any profit from our interests in such mineral properties, which could materially adversely affect our financial position or results of operations.  Additionally, if we or partners to whom we may joint venture our mineral properties are unable to develop reserves on our mineral properties, we may be unable to realize any profit from our interests in such properties, which could have a material adverse effect on our financial position or results of operations.

We are an exploration stage company, and there is no assurance that a commercially viable deposit or “reserve” exists in the property in which we have claim.

We are an exploration stage company and cannot assure you that a commercially viable deposit, or “reserve,” exists on our mineral properties. Therefore, determination of the existence of a reserve will depend on appropriate and sufficient exploration work and the evaluation of legal, economic and environmental factors. If we fail to find commercially viable deposits, our financial condition and results of operations will be materially adversely affected.

Mineral exploration is highly speculative in nature and there can be no certainty of our successful development of profitable commercial mining operations.

The exploration and development of mineral properties involve significant risks that even a combination of careful evaluation, experience and knowledge may not eliminate. There is no certainty that the expenditures made by us towards the exploration and evaluation of mineral deposits will result in discoveries of commercial quantities of ore. While the discovery of an ore body may result in substantial rewards, few explored properties develop into producing mines. Substantial expenses may be incurred to locate and establish mineral reserves, develop metallurgical processes, and construct mining and processing facilities at a particular site. Whether a mineral deposit will be commercially viable depends on a number of factors, some of which are the particular attributes of the deposit, such as size, grade, and proximity to infrastructure; metals prices which are highly cyclical; drilling and other related costs that appear to be rising; and government regulations, including those related to prices, taxes, royalties, land tenure, land use, importing and exporting of minerals and environmental protection. The exact effect of these factors cannot be accurately predicted, but the combination of these factors may result in us not receiving an adequate return on invested capital.  If we are unable to establish the presence of commercially exploitable reserves of minerals on our properties, our ability to fund future exploration activities will be impeded, we will not be able to operate profitably and investors may lose all of their investment in our company.

Because of the unique difficulties and uncertainties inherent in mineral exploration ventures, we face a high risk of business failure.

Potential investors should be aware of the difficulties normally encountered by new mineral exploration companies and the high rate of failure of such enterprises.  The likelihood of success must be considered in light of the problems, expenses, difficulties, complications, and delays encountered in connection with the exploration of the mineral properties that we plan to undertake.  These potential problems include, but are not limited to, unanticipated problems relating to exploration, environmental permitting difficulties and delays and additional costs and expenses that may exceed current estimates.  The expenditures to be made by us in the exploration of the mineral claim may not result in the discovery of mineable mineral deposits.  Problems such as unusual or unexpected formations and other conditions are involved in mineral exploration and often result in unsuccessful exploration efforts.  If the results of our exploration do not reveal viable commercial mineralization, we may decide to abandon our claims.  If this happens, our business will likely fail.

The nature of mineral exploration and production activities involves a high degree ofrisk and the possibility of uninsured losses that could materially and adverselyaffect our operations.

Exploration for minerals is highly speculative and involves greater risk than many other businesses.  Many exploration programs do not result in the discovery of mineralization and any mineralization discovered may not be of sufficient quantity or quality to be profitably mined.  Few properties that are explored are ultimately advanced to the stage of producing mines.  Our current exploration efforts are, and any future development or mining operations we may elect to conduct will be, subject to all of the operating hazards and risks normally incident to exploring for and developing mineral properties, such as, but not limited to the following:

•	economically insufficient mineralized material;
•	fluctuations in production costs that may make mining uneconomical;
•	labor disputes;
•	unanticipated variations in grade and other geologic problems;
•	seismic activity
•	environmental hazards;
•	water conditions;
•	difficult surface or underground conditions;
•	industrial accidents;
•	metallurgical and other processing problems;
•	mechanical and equipment performance problems;
•	failure of pit walls or dams, including retaining dams around tailing disposal areas;
•	unusual or unexpected rock formations;
•	personal injury, fire, flooding, cave-ins, rock bursts and landslides;
•	bad or hazardous weather conditions and other acts of God; and
•	decrease in reserves due to lower commodity prices.

Any of these risks can materially and adversely affect, among other things, the development of properties, production quantities and rates, costs and expenditures and production commencement dates and could also result in damage to, or destruction of, mines and other producing facilities, damage to life or property, environmental damage and possible legal liability. We currently have no insurance to guard against any of these risks.  If we determine that capitalized costs associated with any of our mineral interests are not likely to be recovered, we would incur a write-down of our investment in these interests.  All of these factors may result in losses in relation to amounts spent which are not recoverable.

If any of these risks and hazards adversely affect our mining operations or our exploration activities, they may: (i) increase the cost of exploration to a point where it is no longer economically feasible to continue operations; (ii) require us to write down the carrying value of one or more mines or a property; (iii) cause delays or a stoppage in the exploration of minerals; (iv) result in damage to or destruction of mineral properties or processing facilities; and (v) result in personal injury, death or legal liability. Any or all of these adverse consequences may have a material adverse effect on our financial condition, results of operations and future cash flows.

The potential profitability of mineral ventures depends in part upon factors beyond the control of our company and even if we discover and exploit mineral deposits, we may never become commercially viable and we may be forced to cease operations.

The commercial feasibility of mineral properties is dependent upon many factors beyond our control, including the existence and size of mineral deposits in the properties we explore, the proximity and capacity of processing equipment, market fluctuations of prices, taxes, royalties, land tenure, allowable production and environmental regulation.  These factors cannot be accurately predicted and any one or a combination of these factors may result in our company not receiving an adequate return on invested capital.  These factors may have material and negative effects on our financial performance and our ability to continue operations.

Mineralized material is based on interpretation and assumptions and may yield less mineral production under actual conditions than is currently estimated.

Unless otherwise indicated, mineralized material presented in our filings with securities regulatory authorities, including the SEC, press releases, and other public statements that may be made from time to time are based upon estimates made by our consultants.  When making determinations about whether to advance any of our projects to development, we must rely upon such estimated calculations as to the mineralized material on our properties.  Until mineralized material is actually mined and processed, it must be considered an estimate only.  These estimates are imprecise and depend on geological interpretation and statistical inferences drawn from drilling and sampling analysis, which may prove to be unreliable.  We cannot assure you that these mineralized material estimates will be accurate or that this mineralized material can be mined or processed profitably.  Any material changes in estimates of mineralized material will affect the economic viability of placing a property into production and such property’s return on capital.  There can be no assurance that minerals recovered in small scale tests will be recovered at production scale.  The mineralized material estimates have been determined and valued based on assumed future prices, cut-off grades and operating costs that may prove inaccurate.  Extended declines in market prices for silver may render portions of our mineralized material uneconomic and adversely affect the commercial viability of one or more of our properties and could have a material adverse effect on our results of operations or financial condition.

The construction of mines are subject to all of the risks inherent in construction.

These risks include potential delays, cost overruns, shortages of material or labor, construction defects and injuries to persons and property.  While we anticipate taking all measures which we deem reasonable and prudent in connection with construction, there is no assurance that the risks described above will not cause delays or cost overruns in connection with such construction.  Any delay would postpone our anticipated receipt of revenue and adversely affect our operations.  Cost overruns would likely require that we obtain additional capital in order to commence production.  Any of these occurrences may adversely affect our ability to generate revenues and the price of our stock.

An adequate supply of water may not be available to undertake mining and production at our property.

The amount of water that we are entitled to use from wells must be determined by the appropriate regulatory authorities.  A determination of these rights is dependent in part on our ability to demonstrate a beneficial use for the amount of water that we intend to use.  Unless we are successful in developing a property to a point where it can commence commercial production of gold, silver or other precious metals, we may not be able to demonstrate such beneficial use.  Accordingly, there is no assurance that we will have access to the amount of water needed to operate a mine at our properties.

Exploration and exploitation activities are subject to comprehensive regulation which may cause substantial delays or require capital outlays in excess of those anticipated causing an adverse effect on our company.

Exploration and exploitation activities are subject to laws, regulations, and policies, including laws regulating the removal of natural resources from the ground and the discharge of materials into the environment.  Exploration and exploitation activities are also subject to laws and regulations which seek to maintain health and safety standards by regulating the design and use of drilling methods and equipment.

Various permits from government bodies are required for drilling operations to be conducted, and no assurance can be given that such permits will be received.  Environmental and other legal standards imposed by the authorities may be changed and any such changes may prevent us from conducting planned activities or increase our costs of doing so, which would have material adverse effects on our business.  Moreover, compliance with such laws may cause substantial delays or require capital outlays in excess of those anticipated, thus causing an adverse effect on us.  Additionally, we may be subject to liability for pollution or other environmental damages which we may not be able to or elect not to insure against due to prohibitive premium costs and other reasons.  Any laws, regulations, or policies of any government body or regulatory agency may be changed, applied, or interpreted in a manner which will alter and negatively affect our ability to carry on our business.

Mineral exploration and development activities are subject to various laws governing prospecting, development, taxes, labor standards and occupational health, mine safety, toxic substances, land use, water use, land claims of local people and other matters.  We cannot assure you that new rules and regulations will not be enacted or that existing rules and regulations will not be applied in a manner which could limit or curtail our exploration or development of our properties

Our operating costs could be adversely affected by inflationary pressures especially to labor, equipment and fuel costs.

The global economy is currently experiencing a period of high commodity prices and as a result the mining industry is attempting to increase production at new and existing projects, while also seeking to discover, explore and develop new projects.  This has caused significant upward price pressures in the costs of mineral exploration companies, especially in the areas of skilled labor and drilling equipment, both of which are in tight supply and whose costs are increasing.  Continued upward price pressures in our exploration costs may have an adverse impact to our business.

We may be unable to obtain the funds necessary to finalize our property option agreement on the Mercedes property or to undertake exploration.

Under the terms of our option agreement for Mercedes mining concessions, we are required to expend a total of $3,000,000 on exploration.   $750,000 must be expended prior to April 30, 2012, with a further $1,250,000 to be expended by November 1, 2012 and the remaining $1,000,000 to be expended on or before April 30, 2013. Currently we do not have sufficient funds to expend the exploration funds required under the option agreement. We have been successful in obtaining financing for operations by way of loans but as an exploration company it is often difficult to obtain adequate financing when required, and it is not necessarily the case that the terms of such financings will be favorable. If we fail to obtain additional financing on a timely basis, we could forfeit our mineral property interests and/or reduce or terminate operations, our business could fail, and investors could lose their entire investment.

Even if we can raise the funds for the exploration required to be undertaken on the Mercedes mining concessions, we may not be able to expend the funds by April 30, 2012 and may not be able to extend the option agreement and may lose the mining concessions.

Should we be successful in raising the $750,000 required for exploration on the Mercedes mining concessions, the time to undertake the exploration and complete the expenditures is very short and we may not have enough time to retain the necessary staff or may be hampered by weather conditions.   If we do not get an extension for expenditures we may lose the mining concessions.

Because our business involves numerous operating hazards, we may be subject to claims of a significant size, which would cost a significant amount of funds and resources to rectify. This could force us to cease our operations.

Our operations are subject to the usual hazards inherent in exploring for minerals, such as general accidents, explosions, chemical exposure and cratering. The occurrence of these or similar events could result in the suspension of operations, damage to or destruction of the equipment involved and injury or death to personnel. Operations also may be suspended because of machinery breakdowns, abnormal climatic conditions, failure of subcontractors to perform or supply goods or services or personnel shortages. The occurrence of any such contingency would require us to incur additional costs, which would adversely affect our business.

Damage to the environment could also result from our operations. If our business damages the environment, we may be subject to claims of a significant size that could force us to cease our operations.

Mineral resource exploration, production and related operations are subject to extensive rules and regulations of federal, provincial, state and local agencies. Failure to comply with these rules and regulations can result in substantial penalties. Our cost of doing business may be affected by the regulatory burden on the mineral industry. Although we intend to substantially comply with all applicable laws and regulations, because these rules and regulations frequently are amended or interpreted, we cannot predict the future cost or impact of complying with these laws.

Environmental enforcement efforts with respect to mineral operations have increased over the years, and it is possible that regulations could expand and have a greater impact on future mineral exploration operations. Although our management intends to comply with all legislation and/or actions of local, provincial, state and federal governments, non-compliance with applicable regulatory requirements could subject us to penalties, fines and regulatory actions, the costs of which could harm our results of operations. We cannot be sure that our proposed business operations will not violate environmental laws in the future.

Our operations and properties are subject to extensive laws and regulations relating to environmental protection, including the generation, storage, handling, emission, transportation and discharge of materials into the environment, and relating to health and safety. These laws and regulations may do any of the following: (i) require the acquisition of a permit or other authorization before exploration commences; (ii) restrict the types, quantities and concentration of various substances that can be released in the environment in connection with exploration activities; (iii) limit or prohibit mineral exploration on certain lands lying within wilderness, wetlands and other protected areas; (iv) require remedial measures to mitigate pollution from former operations; and (v) impose substantial liabilities for pollution resulting from our proposed operations.

The exploration of mineral reserves are subject to all of the usual hazards and risks associated with mineral exploration, which could result in environmental damage possible legal liability for any or all damages.  This would adversely affect our business and may cause us to cease operations.

Our directors and officers are involved in other mining companies and may face a possible conflict of interest which could have a material adverse effect on our business.

Mr. David Gibson, a director of the Company, is also a director and officer of other mining companies undertaking activities in Peru.  Mr. Ruskowsky, a director and the sole officer of the Company, is also a director and officer of another mining company.  As such, it is possible that they may face a conflict of interest which may result in a material adverse effect to our business.

Severe weather or violent storms could materially affect our operations due to damage or delays caused by such weather.

Our exploration activities are subject to normal seasonal weather conditions that often hamper and may temporarily prevent exploration activities.  There is a risk that unexpectedly harsh weather or violent storms could affect areas where we conduct exploration activities.  Delays or damage caused by severe weather could materially affect our operations or our financial position.

Our business is extremely dependent on commodity prices, and currency exchange rates over which we have no control.

Our operations will be significantly affected by changes in the market price of gold, silver and other commodities since the evaluation of whether a mineral deposit is commercially viable is heavily dependent upon the market price of such commodities.  The price of commodities also affects the value of exploration projects we own or may wish to acquire.  These prices of commodities fluctuate on a daily basis and are affected by numerous factors beyond our control.  The supply and demand for gold, silver and other commodities, the level of interest rates, the rate of inflation, investment decisions by large holders of these commodities including governmental reserves and stability of exchange rates can all cause significant fluctuations in prices.  Such external economic factors are in turn influenced by changes in international investment patterns and monetary systems and political developments.  The prices of commodities have fluctuated widely and future serious price declines could have a material adverse effect on our financial position or results of operations.

Fluctuating silver prices could negatively impact our business plan.

The Mercedes concessions which are the focus of our current efforts, will focus mainly on silver exploration.  The potential for profitability of our silver mining operations and the value of our mining properties are directly related to the market price of silver.  The price of silver may also have a significant influence on the market price of our shares.  If we obtain positive drill results and progress one of our properties to a point where a commercial production decision can be made, our decision to put a mine into production and to commit the funds necessary for that purpose must be made long before any revenue from production would be received.  A decrease in the price of silver at any time during future exploration and development may prevent our property from being economically mined or result in the write-off of assets whose value is impaired as a result of lower silver prices.  The price of silver is affected by numerous factors beyond our control, including inflation, fluctuation of the United States dollar and foreign currencies, global and regional demand. and the political and economic conditions of major silver producing countries throughout the world.  The volatility of mineral prices represents a substantial risk which no amount of planning or technical expertise can fully eliminate.  In the event silver prices decline and remain low for prolonged periods of time, we might be unable to develop our properties or produce any revenue.

The volatility in silver prices is illustrated by the following table, which sets forth, for the periods indicated (calendar year), the high and low prices in U.S. dollars per ounce of silver, based on the daily London fix (as reported by www.kitco.com).Silver Price per Ounce ($)

Year	High	Low
2002	$5	$4
2003	5	4
2004	8	5
2005	9	6
2006	14	8
2007	15	11
2008	20	8
2009	19	10
2010	30	15
2011	48	26

Estimates of mineralized materials are subject to geologic uncertainty and inherent sample variability.

Although the estimated resources at our existing properties will be delineated with appropriately spaced drilling, there is inherent variability between duplicate samples taken adjacent to each other and between sampling points that cannot be reasonably eliminated.  There also may be unknown geologic details that have not been identified or correctly appreciated at the proposed level of delineation.  This results in uncertainties that cannot be reasonably eliminated from the estimation process.  Some of the resulting variances can have a positive effect and others can have a negative effect on mining and processing operations.  Acceptance of these uncertainties is part of any mining operation.

We may not be able to compete with current and potential exploration companies, some of which have greater resources and experience than we do in developing mineral reserves.

The natural resource market is intensely competitive, highly fragmented and subject to rapid change.  Our competition includes established mining companies with substantial capabilities and with greater financial and technical resources than we have.  We may be unable to compete successfully with our existing competitors or with any new competitors. We will be competing with many exploration companies that have significantly greater personnel, financial, managerial and technical resources than we do.

As a result of this competition, we may have to compete for financing and be unable to acquire financing on terms we consider acceptable.  We may also have to compete with the other mining companies in the recruitment and retention of qualified managerial and technical employees.  This competition from other companies with greater resources and reputations may result in our failure to maintain or expand our business.

We may not have access to all of the supplies and materials we need to begin exploration, which could cause us to delay or suspend operations.

Competition and unforeseen limited sources of supplies in the industry could result in occasional spot shortages of supplies and certain equipment such as bulldozers and excavators that we might need to conduct exploration. We have not attempted to locate or negotiate with any suppliers of products, equipment or materials. We will attempt to locate products, equipment and materials prior to undertaking exploration programs. If we cannot find the products, equipment and materials we need, we will have to suspend our exploration plans until we do find the products, equipment and materials.

It is possible that there may be indigenous people claims to our Mercedes mining concessions, which could result in us incurring additional expenses to explore the Mercedes.

The property is at an early exploration stage and no special permits are necessary in order to perform the next phase exploration program, however there is no formal surface rights agreement with the indigenous communities at this time and we will be required to enter into such an agreement to progress our exploration on the Mercedes. It is possible that we may not be able to negotiate the formal surface rights agreement on terms that are favorable to the Company and we may incur additional expense to do so.

We are subject to new corporate governance and internal control reporting requirements, and our costs related to compliance with, or our failure to comply with existing and future requirements, could adversely affect our business.

We may face new corporate governance requirements under the Sarbanes-Oxley Act of 2002, as well as new rules and regulations subsequently adopted by the SEC and the Public Company Accounting Oversight Board.  These laws, rules, and regulations continue to evolve and may become increasingly stringent in the future.  In particular, under rules proposed by the SEC on August 6, 2006, we are required to include management’s report on internal controls as part of our annual report pursuant to Section 404 of the Sarbanes-Oxley Act.  We strive to continuously evaluate and improve our control structure to help ensure that we comply with Section 404 of the Sarbanes-Oxley Act.  The financial cost of compliance with these laws, rules, and regulations is expected to remain substantial.  We cannot assure you that we will be able to fully comply with these laws, rules, and regulations that address corporate governance, internal control reporting, and similar matters.  Failure to comply with these laws, rules and regulations could materially adversely affect our reputation, financial condition, and the value of our securities.

We depend on our officers and directors and the loss of these individuals could adversely affect our business.

Our Company is completely dependent on our sole officer, Harry Ruskowsky, who is also a director of our Company and our director David Gibson.  We currently have no employees and the loss of either of these individuals could significantly and adversely affect our business, and certainly the loss of both individuals on or about the same time could result in a complete failure of the Company. We do not carry any life insurance on the lives of either Messrs. Ruskowsky or Gibson.

Risks Relating to an Investment in our Securities

Because of the early stage of development and the nature of our business, our securities are considered highly speculative.

Our securities must be considered highly speculative, generally because of the nature of our business and the early stage of its development. We are engaged in the business of exploring and, if warranted and feasible, developing natural resource properties. Our mining claims are in the exploration stage only and are without proven reserves of natural resources. Accordingly, we have not generated any revenues nor have we realized a profit from our operations to date, and there is little likelihood that we will generate any revenues or realize any profits in the short term. Any profitability in the future from our business will be dependent upon locating and developing economic reserves of natural resources, which itself is subject to numerous risk factors as set forth herein. Since we have not generated any revenues, we will have to raise additional monies through the sale of our equity securities or debt in order to continue our business operations.

We may, in the future, issue additional common shares that would reduce investors’ percent of ownership and may dilute our share value.

Our Articles of Incorporation authorize the issuance of up to 800,000,000 common shares, $0.001 par value. The future issuance of common shares may result in substantial dilution in the percentage of our common shares held by our then existing stockholders. We may value any common shares issued in the future on an arbitrary basis. The issuance of common shares for future services or acquisitions or other corporate actions may have the effect of diluting the value of the common shares held by our investors, and might have an adverse effect on any trading market for our common shares.

Market for penny stock has suffered in recent years from patterns of fraud and abuse and our stock has been volatile.

Stockholders should be aware that, according to SEC Release No. 34-29093, the market for penny stocks has suffered in recent years from patterns of fraud and abuse. Such patterns include: (i) control of the market for the security by one or a few broker-dealers that are often related to the promoter or issuer; (ii) manipulation of prices through prearranged matching of purchases and sales and false and misleading press releases; (iii) boiler room practices involving high-pressure sales tactics and unrealistic price projections by inexperienced salespersons; (iv) excessive and undisclosed bid-ask differential and markups by selling broker-dealers; and, (v) the wholesale dumping of the same securities by promoters and broker-dealers after prices have been manipulated to a desired level, along with the resulting inevitable collapse of those prices and with consequential investor losses.

Our management is aware of the abuses that have occurred historically in the penny stock market. The occurrence of these patterns or practices could in the future increase the volatility of our share price.

Our common shares are subject to the “penny stock” rules of the SEC, which makes transactions in our stock cumbersome and may reduce the value of an investment in our stock.

The SEC has adopted regulations that generally define a “penny stock” to be any equity security other than a security excluded from such definition by Rule 3a51-1 under the Securities Exchange Act of 1934, as amended. For the purposes relevant to our Company, it is any equity security that has a market price of less than $5.00 per share, subject to certain exceptions.

Our common shares are currently regarded as a “penny stock”, since our shares are not listed on a national stock exchange or quoted on the NASDAQ Market within the United States, to the extent the market price for its shares is less than $5.00 per share. The penny stock rules require a broker-dealer to deliver a standardized risk disclosure document prepared by the SEC, to provide a customer with additional information including current bid and offer quotations for the penny stock, the compensation of the broker-dealer and its salesperson in the transaction, monthly account statements showing the market value of each penny stock held in the customer's account, and to make a special written determination that the penny stock is a suitable investment for the purchaser, and receive the purchaser's written agreement to the transaction.

To the extent these requirements may be applicable, they will reduce the level of trading activity in the secondary market for the common shares and may severely and adversely affect the ability of broker-dealers to sell the common shares.

FINRA sales practice requirements may also limit a stockholders ability to buy and sell our stock.

In addition to the penny stock rules promulgated by the SEC, which are discussed in the immediately preceding risk factor, FINRA rules require that in recommending an investment to a customer, a broker-dealer must have reasonable grounds for believing that the investment is suitable for that customer. Prior to recommending speculative low-priced securities to their non-institutional customers, broker-dealers must make reasonable efforts to obtain information about the customer’s financial status, tax status, investment objectives and other information. Under interpretations of these rules, FINRA believes that there is a high probability that speculative low-priced securities will not be suitable for at least some customers. FINRA requirements make it more difficult for broker-dealers to recommend that their customers buy our common stock, which may limit the ability to buy and sell our stock and have an adverse effect on the market value for our shares.

There is currently no active market for our common shares and unless an active  market develops shareholders may not be able to sell their shares at a profit or at all.

Although, we are a reporting company and our common shares are quoted on the OTCBB under the symbol “PNAM”, no active market has developed for our common stock and an active trading market may not develop or, if it does develop, may not be maintained. Failure to develop or maintain an active trading market will have a generally negative effect on the price of our common stock, and you may be unable to sell your common stock or any attempted sale of such common stock may have the effect of lowering the market price and therefore your investment could be a partial or complete loss.

Our common stock may experience extreme rises or declines in price, and you may not be able to sell your shares at or above the price paid.

Our common stock may be highly volatile and could be subject to extreme fluctuations in response to various factors, many of which are beyond our control, including (but not necessarily limited to) (i) the trading volume of our shares; (ii) the number of securities analysts, market-makers and brokers following our common stock; (iii) changes in, or failure to achieve, financial estimates by securities analysts; (iv) actual or anticipated variations in quarterly operating results; (v) conditions or trends in our business industries; (vi) announcements by us of significant contracts, acquisitions, strategic partnerships, joint ventures or capital commitments; (vii) additions or departures of key personnel; (viii) sales of our common stock; and (ix) general stock market price and volume fluctuations of publicly-traded and particularly, microcap companies.

Investors may have difficulty reselling shares of our common stock, either at or above the price they paid for our stock, or even at fair market value. The stock markets often experience significant price and volume changes that are not related to the operating performance of individual companies, and because our common stock is thinly traded it is particularly susceptible to such changes. These broad market changes may cause the market price of our common stock to decline regardless of how well we perform as a company. In addition, there is a history of securities class action litigation following periods of volatility in the market price of a company’s securities. Although there is no such shareholder litigation currently pending or threatened against the Company, such a suit against us could result in the incursion of substantial legal fees, potential liabilities and the diversion of management’s attention and resources from our business. Moreover, and as noted below, our shares are currently traded on the OTCBB and, further, are subject to the penny stock regulations. Price fluctuations in such shares are particularly volatile and subject to manipulation by market-makers, short-sellers and option traders.

We have not and do not intend to pay any cash dividends on our common shares and, consequently, our stockholders will not be able to receive a return on their shares unless they sell them.

We intend to retain any future earnings to finance the development and expansion of our business. We have not, and do not, anticipate paying any cash dividends on our common shares in the foreseeable future. Unless we pay dividends, our stockholders will not be able to receive a return on their shares unless they sell them.

We are not currently DTC eligible for electronic transfer; therefore, trades are executed and cleared on a trade for trade basis in certificate form.

As a result, the settlement of physical certificated positions can carry significant pass-through charges, including: execution fees, DTC fees, deposit fees, and transfer agent fees. These fees, which can vary and may be substantial, increase the cost that shareholders must bear for clearing and execution of trades. Furthermore, pass-through charges described above may not be immediately charged to a customer account following a trade in non-DTC eligible securities, as our clearing firms may receive notice of such fees as late as three weeks following the trade. Broker-dealers may reserve the right to withhold funds in a customer account pending potential assessment of fees associated with trading in low priced or sub-penny securities.

A decline in the price of our common stock could affect our ability to raise further working capital, adversely impact our ability to continue operations and may cause us to go out of business.

A prolonged decline in the price of our common stock could result in a reduction in the liquidity of our common stock and a reduction in our ability to raise capital. Because we may attempt to acquire a significant portion of the funds we need in order to conduct our planned operations through the sale of equity securities, or convertible debt instruments, a decline in the price of our common stock could be detrimental to our liquidity and our operations because the decline may cause investors to not choose to invest in our stock. If we are unable to raise the funds we require for all our planned operations, we may be forced to reallocate funds from other planned uses and may suffer a significant negative effect on our business plan and operations, including our ability to develop new products and continue our current operations.  As a result, our business may suffer, we may not be successful and we may go out of business. We also might not be able to meet our financial obligations if we cannot raise enough funds through the sale of our common stock and we may be forced to go out of business.

ITEM 1B.          UNRESOLVED STAFF COMMENTS

None.

ITEM 2.             PROPERTIES

Executive Offices

Due to frequent travel, our executive staff general offices remotely from the corporate offices in Panama.  These offices provide mail, telephone answering services and the use of office facilities as required.   The fees for these offices are approximately $250 per month.   Our offices are at First Floor Commercial Area, Calle 53, Marbella, Panama City, Panama.  Our telephone number is 011-51-205-1994.

Mineral Properties

Marawi Claim

We are the beneficial owner of a 100% interest in the Marawi Claim, consisting of one-9 unit claim block containing 97.4 hectares located near the town of Malaybalay in the Republic of the Philippines. We do not have any ore body and have not generated any revenues from our operations. We acquired the Marawi Claim because the claim area has mineral occurrences similar to those found at the Cotabatto Gold Mine (which has produced 265,000 ounces of gold), located approximately 35 kilometers to the north of our claim.

We had been planning to conduct preliminary exploration work on the Marawi Claim in the early summer of 2011.  However, we have since acquired additional mining concessions in Peru and determined to postpone any exploration work on the Marawi Claim until such time as we can assess the Peru concessions, which will be our first planned exploration program due to the stage of prior work on the concessions.  During the fiscal year ended August 31, 2008, the Marawi Claim property was impaired because there had been no exploration activity nor have there been any reserves established and we cannot currently project any future cash flows or salvage value.  Accordingly, we believe it is very unlikely that exploration work on the Marawi Claim will resume.

Mercedes Mining Concessions -  District of Comas, Province of Concepcion, Department of Junin – Republic of Peru

On April 30, 2011, we entered into a mining option agreement with Brookmount Explorations Inc. (“Brookmount”) for the Mercedes mining concessions located in the District of Comas, Province of Concepcion, Department of Junin in the Republic of Peru (the “Option”).  Under the terms of the mining option agreement Brookmount granted us an exclusive option to acquire a 50% interest in the property subject to us undertaking certain expenditures described below on or before April 30, 2013.

Consideration for the Option is as follows:

1) Upon execution of the agreement we funded $100,000, which amount was secured by a promissory note from Brookmount Explorations Inc., due and payable on May 5, 2012 (“maturity”) with interest accruing at ten (10%) percent per annum. Principal and interest are payable on the maturity date;

2) On or before November 1, 2012, we are required to expend a minimum of $2,000,000 on exploration with a minimum expenditure of $750,000 to be expended before April 30, 2012;

3)  We must expend an additional $1,000,000 on exploration on or before April 30, 2013.

If the incurred expenditures are less than the required expenditures, we must make a shortfall payment to Brookmount, including an administration fee equal to 5 percent of the shortfall amount.

The Option shall automatically terminate and be of no force and effect if, during the Option period if  we fail to meet any terms or conditions of the Option, including but not limited to timely expenditure of the amounts noted above.

Location and Means of Access

The Mercedes concession is situated in the District of Comas, Department of Junin in the Republic of Peru on the continent of South America; approximately 220km east of Lima. It is located within the Instituto Georgrafico Nacional Map sheet 24-M JAUJA.  The concessions are centered on Universal Transverse Mercator (“UTM”) coordinate system, Provisional South American Datum 1956, zone 18L, 482857 meters East and 8703380 meters North or geographic coordinate system 75°09’33” of west Longitude and 11°43’57” south Latitude.  The Mercedes mining concessions are comprised of seven mineral concessions which cover an area of 3211 hectares and comprised of seven mineral concessions:  Celeste, Celeste N° 2, Celeste N° 4, Nuevo Herraje Cuatro, Nueva Charo, Confianza and Mercedes N° 100.   Some concession overlap exists between the concessions acquired before and after December 15, 1991.  Once the concessions pre-dating December 15th, 1991 expire they cease to exist giving way to post December 15th concessions.

The concessions are located within the Central Cordillera of the Peruvian Andes in rugged terrain typical of the Andean highlands. The elevation on the claims ranges between 4000 m to 4750m above sea level. The local landscape includes steep weathered mountaintops emerging from the grassy foothills. Access to the concessions is excellent by road.  From Lima to Concepcion, the route along the Central Highway is 277km long and takes about 5.5 hours by truck.  From Concepcion to the concessions, the route is 40km on a wide maintained gravel road.  The travel time is about 1 hour.

The region has a mild climate during the whole year.   There are only two seasons: the rainy season from October to March along with snowfall during this period, and the dry season from April to September.  The rainy season is usually accompanied with road wash-outs and lightning hazards.  Most of Junin’s population is located in the city of Huancayo about 20 km to the southwest in the Mantero Valley, a fertile valley alongside the Mantaro River.  Huancayo has infrastructure including telephones, hotels, internet and access to electrical power.  The town of Concepcion located approximately 20km south west of the concessions has lodging, stores and restaurants.  The villages of Libertad and Comas are the closest settlements to the concessions; however, they do not offer any modern services.  The nearest electrical power line is located 4.5 km from the concessions along the main gravel road.  Currently, no electricity is available on the concessions.

Option Agreement

We have an option for the Mercedes mining concessions, as described above, from the current property owner who holds a 100% undivided interest in Mercedes, which he acquired in 1996 from a prior owner.

In Peru mineral claims are applied for and awarded according to the grid-based system and are single claims for exploration and exploitation. They can be granted for metallic or non-metallic minerals and no overlap between them is allowed. The Mercedes concessions are for metallic minerals giving us the right to explore and exploit metallic minerals within the bounds of the claims, subject to the payment of annual fees established by Peruvian Mining Law. In order to maintain the mineral claims in good standing, the holders must comply with the payment of a license fee equal to USD$3.00 per hectare per year.

Claim holders must reach an annual production of at least US$100 per hectare in gross sales within six (6) years from January 1st of the year following the date the title was granted. If there is no production on the claim within that period, the claim holder must pay a penalty of USD$6.00 per hectare under the general regime. From the 12th year onwards the penalty is equal to USD$20 per hectare under the general regime. The claim holder is exempt from the penalty if exploration expenditures incurred during the previous year was ten (10) times the amount of the applicable penalty. Failure to pay the license fees or the penalty for two consecutive years will result in forfeiture of the mineral claims. The optionor of the property has advised us that he is current with all of the required fees.

Mineral rights and surface rights in Peru are severed. The surface rights are granted for an indefinite term and are freely transferable, in whole or in part, and can be optioned, leased, or given as collateral or mortgage, with no need for approval from any governmental agency. There is no formal surface rights agreement with the Huitoco community at this time and we will be required to enter into such an agreement to progress our exploration on the Mercedes. According to Luc Pigeon the geologist that prepared the most current NI43-101 report on the property during October 2009, based on his experience and discussions with the community president, the surface right agreement should be easily negotiated. Mineral agreements (such as an option to acquire, a mining lease or transfer of a mineral claim) must be formalized through a deed issued by a notary public and must be recorded with the Public Registry to create enforceability against third parties and the Peruvian State. We have not yet recorded our option agreement.

Peru established a sliding scale mining royalty late in 2004. Calculation of the royalty payable is made monthly and is based on the value of the concentrate sold (or its equivalent) using international metal prices as the base for establishing the value of metal. The sliding scale is applied as follows: (i) first stage: up to US$60 million annual value, the royalty is 1.0%; (ii) second stage: in excess of US$60 million up to US$120 million annual value, the royalty is 2.0%; and (iii) third stage: in excess of US$120 million annual value, the royalty is 3.0%. Should we produce metals from the Mercedes we will be required to pay these royalties.

History and Previous Operations

Written records of the Property’s exploration and development history are scarce; however, it is clear that a considerable amount of development was performed during previous operations.

In 1997, A. Mann visited the Mercedes and produced a report for Recursos Mineros el Dorado S.A. on the “economic potential of Mercedes 100 Mine”.  Mann reports that of the mineralized structures which have been recognized on the concessions, seven have some underground development.   Two, the Kelly and Victor II veins have more than 500 metres of combined longitudinal development.  Total primary longitudinal development is approximately 930 m, of which 800 m is on-vein.  In addition 250 m of rising, most of it on vein and 230 m of sub-development have been done plus well over 600 m of trenching.  Mann spent one week on the concessions from June 26 to July 2, 1997, mapping trenches, outcrops and over 750 metres of underground workings.  Furthermore, he channel sampled several surface and underground veins.   His report is illustrated with several maps and cross-sections displaying the results.  The report and maps are only available in paper format.   Mann’s underground plans are the only remaining maps of the Victor II mine and the concessions.  Mann estimated the gold, silver, lead and zinc reserves of the Victor II deposit and the concessions.  His reserve estimate was performed before the 43-101 standard and his results cannot be disclosed as a 43-101 compliant reserve estimate; however this does not negate the credibility of his findings.  To classify the reserves, Mann used the “proved”, “probable” and “possible” categories which he defined well; leaving no doubt as to the assumptions made and the level of confidence of his finding.  Mann’s classification can possibly translate into “measured”, “indicated” and  “inferred” respectively, or, at the least, the sum of his tonnage and grade estimates could be easily summed into the inferred resource categories with a minimum amount of exploration work. Mann collected over 55 underground samples and 43 surface samples.

In 2004 G. Salazar M.A., P. Geo. was hired by Brookmount to design a first stage drill program to test the perceived geological potential of the Mercedes 100 group of concessions.  He produced on generalized map displaying the location of the proposed drill holes and general trend of the various vein systems.  He took several samples of the veins and recommended an exploration program including proposed drill hole collars.  Four (4) samples from the Herraje IV showing returned significant gold results.  Salazar’s sampling was mostly performed on surface with 40 samples.

In 2010,  Luc Pigeon, B.Sc., M. Sc., P. Geo, was retained to prepare an independent technical report by Brookmount and to determine whether a further exploration program was warranted.    The report, dated April 29, 2010, advised that there had been insufficient exploration to define a mineral resource and it is uncertain if further exploration will delineate a mineral resource.  However, based on Mann’s qualification and experience and the results of Salazar’s work in 2004 and their visit to the concessions and samples taken by Pigeon, he advised in his report that he believed similar results could be obtained with further exploration.  Sixty-one samples were collected on the concessions, fifteen surface samples and forty-six underground samples.  The report by Pigeon concludes that several mineralized Au-bearing silver and base metal rich structures have been identified on the concessions.     His report recommends a two stage exploration program, with expenditures of $508.000 during Stage I and $534,000 during Stage II.

There has been drilling on the concessions, undertaken prior to Brookmount acquiring the claims. In the 1980’s  according to the Salazar (2004) report, a German company operated mines at the Victor 1 and Victor 11.

Present Operations

The Mercedes proposed program will be an exploration program. Management in conjunction with David Gibson and  consultant Rick Walker are planning to be on the concessions in early 2012 to prepare a proposed exploration program.

Rock Formations and Mineralization
The oldest rocks recognized on the property are member of the Pre-cambrian Marairazo-Huaytapallana Metamorphic Sequence and are located within the northeast portion of the concessions.  There rocks represent the southernmost extension of the Marairazo Massif which is separated from the Huaytapallana Massif by a fault bounded wedge of Palaeozoic and Mesozoic rocks.  The Marairazo Massif is composed of three distinct metamorphic series: i) the Curimarca gneisses, ii) the Derrumbo to mica schist, and iii) the San Rafael volcano-detritic series.

The Upper Cretaceous to Tertiary Succllamachay granitic rocks are by far the more common and are also host to the mineralization.    The Sacsacancha-Sucllamachay Massif is a 60km long by 10km wide intrusive complex composed of small gabbroic/dioritic stocks and a main massive body of quartz monzonite and granodiorite rocks.

At the concessions several intrusive rocks occur; however, by far the most common is medium to coasre-grained mica bearing massive granite locally displaying a strong gneissic fabric.   Mafix xenoliths and bands of mafic material within the felsic rocks are common.

To the northeast of the concessions, wedged between the Precambrian metamorphic complex and the Sacsacancha-Sucllamachay Massif, are rocks from the Permian Mitu Group and the Triassic Chambara Formation.

Over fifteen distinct mineralized structures have been discovered on the concessions, several of which are characterized by elevated metal contents.    There are several identified veins.

Victor II Vein

The Victor II Vein is a gold-bearing silver, lead and zinc-rich vein.  The average gold and silver concentrations of the mineralized samples are 2.18 g/t and 158.0 g/t respectively.   Gold and silver concentrations reach up to 13.30 g/t and 290.9 g/t respectively over 809 cm of width (Mann, 1997).  Mann (1997) reports 4.13 g/t gold and 218.4 g/t silver over 120 cm of width.   The average lead and zinc concentrations are 0.70% and 1.47% respectively with peak values reaching up to 0.68% lead and 3.85% zinc over 80 cm of width (Mann, 1997).  Arsenic concentrations are within the range of 0.15% and 0.45%.  A 40 m wide gold rich ore shoot has been identified.  Gold concentrations within the ore shoot reach up to 13.3 g/t over 80 cm.

Kelly Vein

The Kelly structure is a gold-bearing, silver, lead and zinc-enriched vein.  The average gold and silver concentrations of the mineralized samples are 1.02 g/t and 52.6 g/t respectively.  Gold and silver concentrations reach up to 1.76 g/t and 151..9 g/t over 25 cm of with (Mann, 1997).  Mann also reports 0.73 g/t gold and 100 g/t silver over 30 cm of width.

Herraje IV

Mann (1997) and Salazar (2004) collected a total of 16 samples at the remote Herraje IV showing.  Thirteen of the samples are characterized by significant precious and base metal concentrations.  Furthermore, the reported mineralized widths are much wider compared to other structures on the concessions.  The average gold and silver concentrations of the mineralized samples are 1.16 g/t and 34.3 g/t respectively.  Salazar (2004) reports gold and silver results as high as 5.09 g/t and 112.0 g/t respectively over an unknown width.

Charo and Monica Veins

Some underground developments exists on both veins no underground samples were collected.  The only samples are from surface and did not return any anomalous metal contents likely because the suphides have been leached by meteoric water.   On sample collected by Pigeon (2010) from the ore pile in front of the Charo adit returned values of 2.75 g/t gold, 140.5 g/t silver and 3.61% lead indirectly suggesting mineralization at depth.

Victor I Vein

Mann (1997) collected one sample at the Victor I vein showing.  The sample returned significant precious and base metal content.  Gold and silver values are 25.9 g/t and 35.4 g/t respectively over 15 cm.

Evaristo Vein

The Evaristo vein showing was only visited briefly by Mann (1997).  However, he reports a 150 cm alteration zone bounded by the shear zone striking north and steeply dipping to the west.  According to Mann (1997), the alteration zone hosts good scatted veinlets of sulphide mineralization.  Two samples collected by Mann gave excellent results.  Pigeon (2010) advises that the showing should be investigated in depth for its gold potential.

ITEM 3.     LEGAL PROCEEDINGS

We know of no material, active or pending legal proceedings against our Company, nor of any proceedings that a governmental authority is contemplating against us.

ITEM 4.             [REMOVED AND RESERVED]

PART II

ITEM 5.             MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Price of and Dividends on the Registrant’s Common Equity and Related Stockholder Matters

Market Information

The Company's common stock is currently quoted on the Over-the-Counter Bulletin Board (OTCBB) under the trading symbol “PNAM.”  There has been no trading activity to date.

Holders

As of December 12, 2011, there were 38 record holders of the Company’s common stock (which number does not include the number of stockholders whose shares are held by a brokerage house or clearing agency, but does include such brokerage houses or clearing agencies as one record holder).

Dividends

We have never declared or paid dividends on our common stock.  We intend to retain earnings, if any, to support the development of our business and therefore do not anticipate paying cash dividends for the foreseeable future. Payment of future dividends, if any, will be at the discretion of our board of directors after taking into account various factors, including current financial condition, operating results and current and anticipated cash needs.

Recent Sales of Unregistered Securities; Use of Proceeds from Registered Securities

Recent Sales of Unregistered Securities

There were no unregistered securities to report which were sold or issued by the Company without the registration of these securities under the Securities Act of 1933 in reliance on exemptions from such registration requirements, within the period covered by this report, which have not been previously included in a Quarterly Report on Form 10-Q or a Current Report on Form 8-K.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

During each month within the fourth quarter of the fiscal year ended August 31, 2010, neither we nor any “affiliated purchaser,” as that term is defined in Rule 10b-18(a)(3) under the Exchange Act, repurchased any of our common stock or other securities.

Securities Authorized for Issuance Under Equity Compensation Plans

The Company does not currently have any equity compensation plans and thus no securities have been issued.

ITEM 6.             SELECTED FINANCIAL DATA.

As a “smaller reporting company”, we are not required to provide the information required by this Item.

ITEM 7.             MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

The following discussion should be read in conjunction with our audited financial statements and the related notes that appear elsewhere in this Annual Report.  The following discussion contains forward-looking statements that reflect our plans, estimates and beliefs.  Our actual results could differ materially from those discussed in such forward looking statements.  Factors that could cause or contribute to such differences include those discussed below and elsewhere in this Annual Report.

Our financial statements are stated in United States dollars and are prepared in accordance with United States generally accepted accounting principles.

Background

We were incorporated under the laws of the State of Nevada on October 4, 2006 with authorized capital stock of 800,000,000 shares at $0.001 par value.  We were formed to engage in the exploration of mineral properties in the Republic of the Philippines for gold and silver.

As noted above, we have expanded our operations to include the exploration of mineral claims in Peru.  On April 30, 2011, we entered into a mining option agreement with Brookmount for the Mercedes mining concessions located in the District of Comas, Province of Concepcion, Department of Junin in the Republic of Peru.  We are currently focusing our efforts exclusively on this property to primarily explore for silver and meeting our obligations on the option agreement.

At the report date mineral claims, with unknown reserves, have been acquired. We have not established the existence of a commercially mineable ore deposit and therefore have not reached the development stage and are considered to be in th exploration stage.

Liquidity & Capital Resources

The Company intends to engage in the exploration of mineral properties.  During the fiscal year ended August 31, 2011 the Company has entered into agreements whereunder it has made committments to expend a total of $2,000,000 on exploration of certain mineral claims by November 2012, with a minimum of $750,000 to be expended by April 2012 (Note 3 to the financial statements herein). The Company has commenced expenditures on this exploration program, and as a result has re-evaluated its stage of development, previously disclosed as the pre-exploration stage. As at August 31, 2011, Management of the Company considers the Company to be in the exploration stage.  To date we have only acquired rights or optioned potential exploration properties and have not generated any revenues.  We expect to incur substantial costs while continuing to undertake exploration work on our properties and meeting our ongoing corporate obligations and debt servicing.

We had no cash on hand as of August 31, 2011 or August 31, 2010.   Subsequent to the period covered by this report, we have received two additional loans in the aggregate principal amount of $100,000 in order to fund operations.  We will not have sufficient funds for our planned operations or to meet ongoing obligations unless we are successful in raising additional capital.

For fiscal year ended August 31, 2011, we received $131,000 in cash from an unrelated third party all of which was expended on our mining concessions as compared to $15,600 received in related party loans during fiscal 2010 all of which was expended on operations.

For the fiscal year ended August 31, 2011, we used net cash of $Nil in investing activities.  This remains unchanged from the fiscal year ended August 31, 2010.

In order to meet all of our current commitments and fund operations for the next twelve months, we estimate that we will require a minimum of $1,000,000.  This figure is based on our current general and administrative costs and our obligations for our mineral properties for the year. We currently have minimal funds and there is no assurance that sufficient funds will be available if and when required.

Our ability to meet our financial commitments is primarily dependent upon the continued issuance of equity to new stockholders, the ability to borrow funds, and ultimately upon our ability to achieve and maintain profitable operations. There are no assurances that we will be able to obtain required funds for our continued operations or that additional financing will be available to us when needed or, if available, that it can be obtained on commercially reasonable terms.  If we are not able to obtain the additional financing on a timely basis, we will not be able to meet our other obligations as they become due and we will be forced to scale down or perhaps even cease the operation of our business.

There is substantial doubt about our ability to continue as a going concern, as the continuation of our business is dependent upon obtaining further short and long-term financing and achieving a profitable level of operations. The issuance of additional equity securities by us could result in a significant dilution in the equity interests of our current stockholder. Obtaining commercial loans, assuming those loans would be available, will increase our liabilities and future cash commitments.

Results of Operations

The discussion and financial statements contained herein are for our fiscal year ended August 31, 2011 and August 31, 2010.  The following discussion regarding our financial statements should be read in conjunction with our financial statements included herewith.

We have suffered recurring losses from operations. The continuation of our Company is dependent upon us attaining and maintaining profitable operations and raising additional capital as needed. In this regard, we have successfully raised additional capital through equity offerings and loan transactions in the past and presently believe we will be able to do so in the future, though we can offer no assurance of this outcome as no specific arrangements are in place.

Comparison of the Fiscal Year Ended August 31, 2011 and August 31, 2010

During the fiscal years ended August 31, 2011 and 2010, we earned no revenues from operations.

For the fiscal year ended August 31, 2011, our loss from operations increased substantially to $147,069, from $22,443 in the prior year.  This increase was mainly due to an impairment on our notes receivable of $100,000 during fiscal 2011 (no comparable transaction in fiscal 2010) based on the fact that we had an offsetting note payable in the same amount and therefore management determined to impair the note.

Our operating expenses increased during fiscal 2011 as we expended $31,000 on exploration costs with no comparable expenditure in 2010.

Professional fees increased to $6,992 in fiscal 2011 from $4,853 in fiscal 2010.  However, general and administrative expenses decreased from $17,590 (2010) to $9,077 (2011), primarily as a result of the fact that we paid third party consultants for ad hoc management and administrative support services during fiscal 2011, as opposed to set monthly expenditures of $1,300 (2010 cumulative total: $15,600) inclusive of management fees, rent and telephone during the fiscal year ended August 2010.

Period from inception,  October 4, 2006  to August 31, 2011

Our revenues since inception to date have been $nil.  Since inception, we have an accumulated deficit during the exploration stage of $228,481.   We expect to continue to incur losses as a result of expenditures for general and administrative activities while we remain in the exploration stage.

Critical Accounting Policies and Estimates

The preparation of our financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. On an on-going basis, management evaluates its estimates and judgments which are based on historical experience and on various other factors that are believed to be reasonable under the circumstances. The results of their evaluation form the basis for making judgments about the carrying values of assets and liabilities. Actual results may differ from these estimates under different assumptions and circumstances. Our significant accounting policies are more fully discussed in the Notes to our Financial Statements.

Off- Balance Sheet Arrangements

The Company presently does not have any off-balance sheet arrangements.

ITEM 7A.          QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As a “smaller reporting company”, we are not required to provide the information required by this Item.

ITEM 8.             FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

PANA-MINERALES, S.A.
(An Exploration Stage Company)

REPORT AND FINANCIAL STATEMENTS

August 31, 2011
(Stated in US Dollars)

Page

Audited Financial Statements

Report of Independent Registered Public Accounting Firm	F-2

Balance Sheets	F-3

Statements of Operations	F-4

Statements of Changes in Stockholders’ Equity	F-5

Statements of Cash Flows	F-6

Notes to Audited Financial Statements	F-7 to F-12

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and
Stockholders of Pana-Minerales S.A.
(an Exploration Stage Company)

We have audited the accompanying balance sheets of Pana-Minerales S.A. (an Exploration Stage Company) (the Company) as of August 31, 2011 and 2010, and the related statements of operations, stockholders’ deficiency, and cash flows for each of the years in the two-year period ended August 31, 2011, and for the period October 4, 2006 (date of inception) to August 31, 2011. The Company’s management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Pana-Minerales S.A. (an Exploration Stage Company) as of August 31, 2011 and 2010, and the results of its operations and its cash flows for each of the years in the two-year period ended August 31, 2011, and for the period October 4, 2006 (date of inception) to August 31, 2011, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company will need additional working capital to service its debt and for its planned activity, which raises substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are described in the notes to the financial statements. These financial statements do not include any adjustments that might result from the outcome of this uncertainty

/s/ Madsen & Associates CPA’s, Inc. Murray, Utah December 12, 2011

PANA-MINERALES S.A.
(An Exploration Stage Company)
BALANCE SHEETS

	August 31, 2011	August 31, 2010

ASSETS
Total Assets	$-	$-

LIABILTIES AND STOCKHOLDERS’ DEFICIENCY
Current liabilities
Accounts payable	$24,582	$12,814
Accrued interest	5,041	-
Advances from related parties	34,358	30,057
Notes payable	131,000	-
Total Current Liabilities	194,981	42,871

STOCKHOLDERS’ DEFICIENCY
Common stock: 800,000,000 shares authorized, at $0.001 par value 112,000,000 shares issued and outstanding at August 31, 2011 and August 31, 2010, respectively	112,000	112,000
Capital in excess of par value	(78,500)	(78,500)
Deficit accumulated during the exploration stage	(228,481)	(76,371)
Total Stockholders’ Deficiency	(194,981)	(42,871)
Total Liabilities and Stockholders’ Deficiency	$-	$-

The accompanying notes are an integral part of these financial statements.

PANA-MINERALES S.A.
(An Exploration Stage Company)
STATEMENTS OF OPERATIONS
For the  years ended August 31, 2011 and 2010
 and for the period from
October 4, 2006 (date of inception) to August 31, 2011

	Year ended August 31,		October 4, 2006 (date of inception) to
	2011	2010	August 31, 2011

REVENUE	$-	$-	$-

EXPENSES
Exploration costs	31,000	-	32,843
Impairment loss on mineral claim	-	-	5,000
Professional fees	6,992	4,853	11,845
Impairment loss on note receivable	100,000	-	100,000
Other general and administrative expenses	9,077	17,590	73,752
OPERATING LOSS	(147,069)	(22,443)	(223,440)

Other income and expense
Interest expense	(5,041)	-	(5,041)

NET LOSS	$(152,110)	$(22,443)	(228,481)

Basic and diluted loss per share	$(0.00)	$(0.000)

Weighted average number of shares outstanding, basic and diluted	112,000,000	112,000,000

The accompanying notes are an integral part of these financial statements.

PANA-MINERALES S.A.
(An Exploration Stage Company)
STATEMENT OF STOCKHOLDERS’ DEFICIENCY
For the Period from October 4, 2006 (date of inception) to August 31, 2011

				Accumulated
				Deficit
			Capital in	During the
	Common Stock		Excess of	Exploration
	Shares	Amount	Par value	Stage	Total

Balance October 4, 2006	-	$-	$-	$-	$-
Issuance of common shares for cash, August 31, 2007	8,000,000	8,000	(7,000)	-	1,000
Net loss	-	-	-	(3,940)	(3,940)
Balance, August 31, 2007	8,000,000	8,000	(7,000)	(3,940)	(2,940)
Issuance of common shares for cash, August 23, 2008	104,000,000	104,000	(91,000)	-	13,000
Net loss for the period	-	-	-	(17,670)	(17,670)
Balance, August 31, 2008	112,000,000	112,000	(98,000)	(21,610)	(7,610)
Capital contributions – non cash expenses	-	-	3,900	-	3,900
Net loss for the period	-	-	-	(32,318)	(32,318)
Balance, August 31, 2009	112,000,000	112,000	(94,100)	(53,928)	(36,028)
Capital contributions – non cash expenses	-	-	15,600	-	15,600
Net loss for the period	-	-	-	(22,443))	(22,443)
Balance, August 31, 2010	112,000,000	$112,000	$(78,500)	$(76,371)	$(42,871)
Net loss for the period	-	-	-	(152,110)	(152,110)
Balance, August 31, 2011	112,000,000	$112,000	$(78,500)	$(228,481)	$(194,981)

The accompanying notes are an integral part of these financial statements.

PANA-MINERALES S.A.
(An Exploration Company)
STATEMENTS OF CASH FLOWS
For the years ended August 31, 2011 and 2010
and for the period from October 4, 2006 (date of inception) to August 31, 2011

	Year ended August 31, 2011	Year ended August 31, 2010		From inception (October 4, 2006) to August 31, 2011

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(152,110)		$(22,443)	$(228,481)
Adjustment to reconcile net loss to net cash (used in) operating activities:
Impairment on note receivable	100,000		-	100,000
Expenses paid by third party	31,000		-	31,000
Impairment loss on mineral claim	-		-	5,000
Accrued interest	5,041		-	5,041
Capital contributions – expenses paid by Officers	-		15,600	19,500
Accounts payable and accrued liabilities	11,768		842	24,582
Net cash provided by (used) in operating activities	(4,301)		(6,001)	(43,358)

CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition of mineral claim	-		-	(5,000)
Net cash provided by ( used) in investing activities	-		-	(5,000)

CASH FLOWS FROM FINANCING ACTIVITIES:
Advances from related party	4,301		6,001	34,358
Proceeds from issuance of common stock	-		-	14,000
Net cash provided by financing activities	4,301		6,001	48,358

Increase (decrease) in cash during the period	-		-	-
Cash, beginning of period	-		-	-
Cash, end of period	$-		$-	$-

Supplemental disclosure of non-cash investing and financing activities:
Capital contribution – non cash expenses	$-		$15,600	$19,500
Note payable issued for note receivable	100,000		-	100,000
Note payable issued for expenses paid by third party	31,000		-	31,000
	$131,000	$		$150,500

The accompanying notes are an integral part of these financial statements.

PANA-MINERALES S.A.
(An Exploration Stage Company)
NOTES TO FINANCIAL STATEMENTS
August 31, 2011

1. ORGANIZATION

The Company,  Pana-Minerales S.A., was incorporated under the laws of the State of Nevada on October 4, 2006 with authorized capital stock of 100,000,000 shares at $0.001 par value.  The Company was organized for the purpose of acquiring and developing mineral properties. At the report date mineral claims, with unknown reserves, have been acquired. The Company has not established the existence of a commercially mineable ore deposit and therefore has not reached the development stage.  During the fiscal year ended August 31, 2011 the Company has entered into agreements whereunder it has made committments to expend a total of $2,000,000 on exploration of certain mineral claims by November  2012, with a minimum of $750,000 to be expended by April 2012 (Note 3 below).  The Company has commenced expenditures on this exploration program, and as a result has re-evaluated its stage of development, previously disclosed as the pre-exploration stage.  As at August 31, 2011, Management of the Company considers the Company to be in the exploration stage.

On September 7, 2011 the Company effected a stock dividend of 7 shares for every 1 share of common  stock held by each shareholder of record as of August 16, 2011.  As at the date of this report the Company has a total of 112,000,000 issued and outstanding shares of common stock and authorized capital stock of 800,000,000.

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

PANA-MINERALES S.A.
(An Exploration Stage Company)
NOTES TO FINANCIAL STATEMENTS
August 31, 2011

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - Continued

Income Taxes - Continued

The Company’s deferred tax assets, valuation allowance, and change in valuation allowance are as follows (“NOL” denotes Net Operating Loss):

Period Ending	Estimated NOL Carry-Forward $	NOL expires	Estimated Tax Benefit from NOL $	Valuation Allowance $	Net Tax Benefit

2007	3,940	2027	1,182	(1,182)	-
2008	17,670	2028	5,301	(5,301)	-
2009	32,318	2029	9,695	(9,695)	-
2010	22,443	2030	6,733	(6,733)	-
2011	152,110	2031	45,633	(45,633)	-
	228,481		68,544	(68,544)	-

The total valuation allowance as of August 31, 2011 is $(68,544) which increased by $(45,633) for the reported period.

Section 382 of the Internal Revenue Code imposes limitations on net loss carryforwards when there is a change in control. Due to the subsequent replacement of the Company’s Chief Executive Officer, some of the net loss carryforward may not be available to offset future taxable income.

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
(An Exploration Stage Company)
NOTES TO FINANCIAL STATEMENTS
August 31, 2011

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
(An Exploration Stage Company)
NOTES TO FINANCIAL STATEMENTS
August 31, 2011

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

On August 31, 2008 the Company determined the $5,000 mineral property acquisition cost was impaired, and recorded a related impairment loss in the statement of operations.

b)
On April 30, 2011, the Company entered into a mining option agreement with Brookmount Explorations Inc. (“Brookmount”) for the Mercedes mining concessions located in the District of Comas, Province of Concepcion, Department of Junin in the Republic of Peru (the “Option”).  Under the terms of the Option, Brookmount granted the Company an exclusive option to acquire a 50% interest in the concessions subject to the Company undertaking certain expenditures described below on or before April 30, 2013.

Consideration for the Option is as follows:

1) Upon execution of the agreement, a third party of the Company paid $100,000 to Brookmount on behalf of the Company, pursuant to the Option agreement. Brookmount then executed a promissory note payable to the Company for $100,000, due and payable on May 5, 2012 (“maturity”) with interest accruing at ten (10%) percent per annum. Principal and interest are payable on the maturity date (see Footnote 5 below);

2) On or before November 1, 2012, the Company is required to expend a minimum of $2,000,000 on exploration with a minimum expenditure of $750,000 to be expended before April 30, 2012;

3)  The Company must expend an additional $1,000,000 on exploration on or  before April 30, 2013.

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

As of the fiscal year ended August 31, 2011 the Company had expended a total of $30,869 in respect of the concession on mineral license fees.

4. LOANS PAYABLE

On April 15, 2011, the Company borrowed $50,000 from an unrelated third party under a promissory note.  On May 6, 2011, the Company borrowed an additional $50,000 from the same lender.  On May 6, 2011, the Company executed a secured promissory note with the lender in the amount of $100,000, due and payable on May 6, 2012 (the “Maturity Date”) with accrued interest at ten (10%) percent per annum due on the Maturity Date.  Security for the above noted loans is a Promissory Note from Brookmount in the amount of $100,000 described in Note 3 (b) (1) above.

PANA-MINERALES S.A.
(An Exploration Stage Company)
NOTES TO FINANCIAL STATEMENTS
August 31, 2011

4. LOANS PAYABLE (continued)

On May 26, 2011, the Company borrowed a further $31,000 from the same third party lender, which amount was unsecured, bears interest at ten (10%)  percent per annum, and is due on or before May 26, 2012 (“Maturity”).  Interest shall accrue during the term of the loan and is due and payable on Maturity.

The principal amount of the loans totaling $131,000  is reflected on the Company’s balance sheets as Loans payable.  Accrued interest to the period ended August 31, 2011of $5,041 in respect of the loans is reflected on the Company’s balance sheet as Accrued Interest.

5. IMPAIRMENT LOSS ON NOTE RECEIVABLE

On May 31, 2011, the Company determined it was probable that the note receivable it executed with Brookmount (footnote 3 above) would not be collectible. Accordingly, the Company recorded a related impairment loss of $100,000 in these financial statements.

6. SIGNIFICANT TRANSACTIONS WITH RELATED PARTY

During fiscal year ended August 31, 2011, the Company’s sole director and a shareholder of the Company made advances totaling $4,301 to the Company, which amount is unsecured, bears no interest and is payable on demand.

As at August 31, 2011, the director has advanced an amount totaling $34,358 to the Company, which amounts bear no interest, is unsecured and payable on demand.  In addition, the director has made contributions to capital of $19,500 in the form of expenses paid on behalf of the Company.

Effective September 23, 2011, Mr. Hector Francisco Vasquez Davis resigned from the Company’s Board of Directors.  Concurrently Mr. Vasquez resigned as the President, Chief Executive Officer, Chief Financial Officer, Secretary and Treasurer of the Company. Concurrent with Mr. Davis’ resignation, the Board of Directors appointed Mr. Harry Ruskowsky to serve as the Company’s President, Chief Executive Officer, Chief Financial Officer, Secretary and Treasurer and to the Board of Directors and Mr. David L. Gibson to the Board of Directors. Mr. Davis remains a related party due to his 28.5% ownership of the Company’s issued and outstanding common stock.

7. CAPITAL STOCK

On August 31, 2007, the Company completed a private placement of 8,000,000 common shares at a price of $0.000125 per share for $1,000.

On August 23, 2008, the Company issued a further 104,000,000 common shares at a price of $0.000125 per share for $13,000.

On September 7, 2011, the Company effected an 8 to 1 stock dividend with a corresponding increase (from 100,000,000 to 800,000,000) in the number of authorized shares of the Company’s common stock. Shareholders of the Company received a stock dividend of seven (7) additional shares for each one (1) share of the Company’s issued and outstanding common stock prior to the dividend. The stock dividend has been retroactively reflected in all share and per share numbers in these financial statements, unless otherwise noted.

As at August 31, 2011 and 2010, the Company had a total of 112,000,000 shares of common stock issued and outstanding.

PANA-MINERALES S.A.
(An Exploration Stage Company)
NOTES TO FINANCIAL STATEMENTS
August 31, 2011

8. GOING CONCERN

The Company will need additional working capital to service its debt and for the current obligation under its option agreement and its intended purpose of acquiring and developing mineral properties, which raises substantial doubt about its ability to continue as a going concern. Management of the Company has developed a strategy, which it believes will accomplish this objective through additional advances from related parties, equity funding, and long term financing, which will enable the Company to operate for the coming year.

9. SUBSEQUENT EVENTS

Effective September 23, 2011, Mr. Hector Francisco Vasquez Davis resigned from the Company’s Board of Directors.  Concurrently Mr. Vasquez resigned as the President, Chief Executive Officer, Chief Financial Officer, Secretary and Treasurer of the Company.

Concurrent with Mr. Davis’ resignation, the Board of Directors appointed Mr. Harry Ruskowsky to serve as the Company’s President, Chief Executive Officer, Chief Financial Officer, Secretary and Treasurer and to the Board of Directors and Mr. David L. Gibson to the Board of Directors.

On September 30, 2011 the Company received a further advance from a third party lender of $50,000 which amount is unsecured, bears interest at 10% per annum, and is due on or before September 30, 2012 (“Maturity”).  Interest shall accrue during the term of the loan and is payable on Maturity.  The funds were paid directly towards an exploration expenditure account with respect to the Mercedes mining concessions in Peru (Note 3 above).

On November 7, 2011 the Company received a further advance from the same  third party lender of $50,000 which amount is unsecured, bears interest at 10% per annum, and is due on or before November 7, 2012 (“Maturity”).  Interest shall accrue during the term of the loan and is payable on Maturity.

ITEM 9.             CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

In the fiscal years ended August 31, 2011 and 2010, there have been no changes in the Company’s accounting policies, nor have there been any disagreements with our accountants.

ITEM 9A.          CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management, under supervision and with the participation of the Company’s Principal Executive Officer and Principal Financial Officer, evaluated the effectiveness of our disclosure controls and procedures, as defined under Exchange Act Rules 13a-15(e) and 15d-15(e).  Based upon this evaluation, the Principal Executive Officer and Principal Financial Officer concluded that, as of August 31, 2011, because of the material weakness in our internal control over financial reporting (“ICFR”) described below, our disclosure controls and procedures were not effective.

Disclosure controls and procedures are controls and other procedures that are designed to ensure that required information to be disclosed in our reports filed or submitted under the Securities Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.  Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that required information to be disclosed in our reports filed under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and our principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined under Exchange Act Rules 13a-15(f) and 15d-15(f).  Our internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.

Management assessed the effectiveness of our internal control over financial reporting as of August 31, 2011.  In making the assessment, management used the criteria issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework.   Based on its assessment, management concluded that, as of August 31, 2011, our internal control over financial reporting was not effective and that material weaknesses in ICFR existed as more fully described below.

As defined by Auditing Standard No. 5, “An Audit of Internal Control Over Financial Reporting that is Integrated with an Audit of Financial Statements” established by the Public Company Accounting Oversight Board (“PCAOB”), a material weakness is a deficiency or combination of deficiencies that results in more than a remote likelihood that a material misstatement of annual or interim financial statements will not be prevented or detected.  In connection with the assessment described above, management identified the following control deficiencies that represent material weaknesses as of August 31, 2011:

1)
Lack of an independent audit committee or audit committee financial expert, and no independent directors.  We do not have any members of the Board who are independent directors and we do not have an audit committee.  These factors may be counter to corporate governance practices as defined by the various stock exchanges and may lead to less supervision over management;

2)
Inadequate staffing and supervision within our bookkeeping operations.  We have one consultant involved in bookkeeping functions, who provides two staff members.  The relatively small number of people who are responsible for bookkeeping functions and the fact that they are from the same firm of consultants prevents us from segregating duties within our internal control system.  The inadequate segregation of duties is a weakness because it could lead to the untimely identification and resolution of accounting and disclosure matters or could lead to a failure to perform timely and effective reviews. This may result in a failure to detect errors in spreadsheets, calculations or assumptions used to compile the financial statements and related disclosures as filed with the SEC;

3)
Outsourcing of our accounting operations.  Because there are no employees in our administration, we have outsourced all of our accounting functions to an independent firm.  The employees of this firm are managed by supervisors within the firm and are not answerable to our management.  This is a material weakness because it could result in a disjunction between the accounting policies adopted by our Board of Directors and the accounting practices applied by the independent firm;

4)	Insufficient written policies and procedures for accounting and financial reporting with respect to the requirements and application of US GAAP and SEC disclosure requirements;
5)	Ineffective controls over period end financial disclosure and reporting processes.

Management's Remediation Initiatives

As of August 31, 2011, management assessed the effectiveness of our internal control over financial reporting.  Based on that evaluation, it was concluded that during the period covered by this report, the internal controls and procedures were not effective due to deficiencies that existed in the design or operation of our internal controls over financial reporting.  However, management believes these weaknesses did not have an effect on our financial results.  During the course of their evaluation, we did not discover any fraud involving management or any other personnel who play a significant role in our disclosure controls and procedures or internal controls over financial reporting.

Due to a lack of financial and personnel resources, we are not able to, and do not intend to, immediately take any action to remediate these material weaknesses.  We will not be able to do so until, if ever, we acquire sufficient financing and staff.  We will implement further controls as circumstances, cash flow, and working capital permits.  Notwithstanding the assessment that our ICFR was not effective and that there were material weaknesses as identified in this report, we believe that our financial statements contained in our Annual Report on Form 10-K for the period ended August 31, 2011, fairly presents our financial position, results of operations, and cash flows for the periods covered, as identified, in all material respects.

Management believes that the material weaknesses set forth above were the result of the scale of our operations and intrinsic to our small size.  Management also believes that these weaknesses did not have an effect on our financial results.

We are committed to improving our financial organization.   As part of this commitment, we will, as soon as funds are available to the Company (1) appoint outside directors to our board of directors sufficient to form an audit committee and who will undertake the oversight in the establishment and monitoring of required internal controls and procedures; (2) create a position to segregate duties consistent with control objectives and to increase our personnel resources.  We will continue to monitor and evaluate the effectiveness of our internal controls and procedures and our internal controls over financial reporting on an ongoing basis and are committed to taking further action and implementing additional enhancements or improvements, as necessary, and as funds allow.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements.  Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.  All internal control systems, no matter how well designed, have inherent limitations.  Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation.

Changes in Internal Control over Financial Reporting

During the period covered by this report, there were no changes (including corrective actions with regard to significant deficiencies or material weaknesses) in our internal controls over financial reporting that occurred that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.          OTHER INFORMATION

Mining Concession

On April 30, 2011, the Company entered into a mining option agreement with Brookmount Explorations Inc. (“Brookmount”) for the Mercedes mining concessions located in the District of Comas, Province of Concepcion, Department of Junin in the Republic of Peru (the “Option”).  Under the terms of the Option, Brookmount granted the Company an exclusive option to acquire a 50% interest in the concessions subject to the Company undertaking certain expenditures described below on or before April 30, 2013.

Consideration for the Option is as follows:

1) Upon execution of the agreement, a third party of the Company paid $100,000 to Brookmount on behalf of the Company, pursuant to the Option agreement. Brookmount then executed a promissory note payable to the Company for $100,000, due and payable on May 5, 2012 (“maturity”) with interest accruing at ten (10%) percent per annum. Principal and interest are payable on the maturity date (see Footnote 5 below);

2) On or before November 1, 2012, the Company is required to expend a minimum of $2,000,000 on exploration with a minimum expenditure of $750,000 to be expended before April 30, 2012;

3)  The Company must expend an additional $1,000,000 on exploration on or  before April 30, 2013.

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

As of the fiscal year ended August 31, 2011 the Company had expended a total of $30,869 in respect of the concession on mineral license fees.

Loans

On April 15, 2011, the Company borrowed $50,000 from an unrelated third party under a promissory note.   On May 6, 2011, the Company borrowed an additional $50,000 from the same lender.

On May 6, 2011, the Company executed a secured promissory note with the lender in the amount of $100,000 consolidating the two loans mentioned above, due and payable on May 6, 2012 with accrued interest at ten (10%) percent per annum due on the same date.  Security for the above noted loans is a Promissory Note from Brookmount in the amount of $100,000 described above.

On May 26, 2011, the Company borrowed a further  $31,000 from the same third party lender, which amount was unsecured, bears interest at ten (10%)  percent per annum, and is due on or before May 26, 2012.  Interest shall accrue during the term of the loan and is due and payable on the same date.

Subsequent Events - Additional Loans

On September 30, 2011 the Company received a loan from a third party lender of $50,000 which amount is unsecured, bears interest at 10% per annum, and is due on or before September 30, 2012.  Interest shall accrue during the term of the loan and is payable on the same date.

On November 7, 2011 the Company received a further loan from the same third party lender of $50,000 which amount is unsecured, bears interest at 10% per annum, and is due on or before November 7, 2012.  Interest shall accrue during the term of the loan and is payable on the same date.

PART III

ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Executive Officer and Directors

Our Officers and Directors and their ages and positions are as follows:

Name	Age	Position	Date of Appointment
Harry Ruskowsky	74	Director, Chief Executive Officer, President, Secretary and Treasuer	September 23, 2011
David Gibson	47	Director	September 23, 2011

Our Board of Directors consists of only one class. All of the directors will serve until the next annual meeting of stockholders; until their successors are elected and qualified; or until their earlier death, retirement, resignation or removal. There are no family relationships among directors and executive officers. There are no arrangements or understandings between any director or executive officer and any other person(s) pursuant to which a director or executive officer was selected. Our executive officers are elected annually by our Board of Directors.

Our Board of Directors believes that all members of the Board and all executive officers encompass a range of talent, skill, and experience sufficient to provide sound and prudent guidance with respect to our operations and interests. The information below with respect to our directors and executive officers includes each individual’s experience, qualifications, attributes, and skills that led our Board of Directors to the conclusion that he or she should serve as a director and/or executive officer.

We know of no pending proceedings to which any director, member of senior management, or affiliate is either a party adverse to us, or our subsidiaries, or has a material interest adverse to us or our subsidiaries.

None of our executive officers or directors have been involved in any bankruptcy proceedings within the last five years, been convicted in or has pending any criminal proceedings, been subject to any order, judgment or decree enjoining, barring, suspending or otherwise limiting involvement in any type of business, securities or banking activity or been found to have violated any federal, state or provincial securities or commodities law.

Mr. Harry Ruskowsky, President, Secretary, Treasurer, Director

Mr.  Ruskowsky is an entrepreneur with more than forty-five years of domestic and global strategic leadership experience relating to mineral and oil and gas projects. Mr. Ruskowsky has extensive experience in finance and corporate management and is the founder, president and chief executive officer of Trio Gold Corp, a reporting company in Canada publicly traded on the TSX Venture Exchange. He has held these positions with Trio Gold Corp for the last five years. Mr. Ruskowsky is also a principal in a number of private companies. Prior to starting his own business, Mr. Ruskowsky was the office manager for an independent oil and gas company. A few years later, after completing a number of land management courses, he accepted the position of land manager for a junior oil and gas company. In addition to completing land management courses, Mr. Ruskowsky has completed a registered industrial cost accounting course, office management and office administration courses and a Canadian securities course. Mr. Ruskowsky is a member of the Canadian Association of Petroleum Landmen.

Mr. David Gibson, Director

Mr. Gibson is a geophysicist technician with over twenty-five years of mineral exploration experience. He began his career in the mining industry in 1982 working in the northern mining districts of Ontario and Quebec, performing geophysical and geochemical surveys for junior and major mining companies. In 1989, he founded Gibson and Associates Services Company, originally to provide exploration services, and today includes geomatics, geophysics and geochemistry services to the mining, oil and gas, and environmental industries. During the past five years, Mr. Gibson has operated this company continuously and has also served as a director and officer of Coastal Pacific Mining Corp, a foreign private issuer. In 1998, Mr. Gibson was a founding member of Diatreme Explorations, which was rolled into Mantis Minerals Corporation (MINE.CNQ) in 2007.

Code of Ethics

As of the date of this report, the Company has not adopted a code of ethics that applies to its principal executive officer, principal financial officer, principal accounting officer or controller or persons performing similar functions. The Company intends to review and finalize the adoption of a code of ethics during the fiscal year ended August 31, 2012. Upon adoption, the Company will file a copy of its code of ethics with the Securities and Exchange Commission as an exhibit to its annual report for the period during which the code of ethics is adopted.

Nominating Committee

There have been no material changes to the procedures by which security holders may recommend nominees to the Company's board of directors.

Audit Committee

At this time, the Company is not required to have an audit committee. Further, since there are not sufficient independent members of the Board it is not feasible at this time to have an audit committee. The Board of Directors performs the same functions as an audit committee. The Board of Directors in performing its functions as an audit committee has determined that it does not have an audit committee financial expert.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires our directors, executive officers, and stockholders holding more than 10% of our outstanding common stock, to file with the Securities and Exchange Commission initial reports of ownership and reports of changes in beneficial ownership of our common stock.  Executive officers, directors and greater-than-10% stockholders are required by SEC regulations to furnish us with copies of all Section 16(a) reports they file.

Based on a review of Forms 3, 4, and 5 and amendments thereto furnished to the registrant during its most recent fiscal year ending August 31, 2011, there were no late filings.

ITEM 11.  EXECUTIVE COMPENSATION.

SUMMARY COMPENSATION TABLE
Name	Fiscal Year Ended August 31,	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Hector Davis, former PEO and PFO	2011	0	0		0	0	0	0	0
Hector Davis, former PEO and PFO	2010	0	0	0	0	0	0	0	0

Outstanding Equity Awards at Fiscal Year-End

None

Option Grants and Exercises

We do not currently have any stock option plans.  There were no other option grants during fiscal 2011 or 2010.

Employment Agreements

We have not entered into employment agreements with our directors and officers.

Compensation of Directors

During the most recent fiscal year, no directors were provided any compensation.

The Company has made no arrangements for the cash remuneration of its directors, except that they will be entitled to receive reimbursement for actual, demonstrable out-of-pocket expenses, including travel expenses, if any, made on the Company’s behalf.

Compensation Committee

We do not currently have a compensation committee.  Should our officers become compensated in the future, the Principal Executive Officer’s executive compensation will be approved by our Board of Directors. For all other executive compensation contracts, the Principal Executive Officer will negotiate and approve the contracts and compensation.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

Security Ownership of Certain Beneficial Owners

The following table sets forth information, as of December 12, 2011, with respect to the beneficial ownership of the Company’s Common Stock by each person known by the Company to be the beneficial owner of more than 5% of the outstanding common stock. Information is also provided regarding beneficial ownership of common stock if all outstanding options, warrants, rights and conversion privileges (to which the applicable 5% stockholders have the right to exercise in the next 60 days) are exercised and additional shares of common stock are issued.

Title of Class	Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percentage of Class (1)
Common Stock	Hector Francisco Vasquez Davis Primera Calle El Carmen EDF PH Villa Medici Apt 28 Torre C Panama City, Panama	32,000,000 shares held directly	28.5%

(1)Beneficial ownership is determined in accordance with SEC rules and includes voting or investment power with respect to securities. All shares of common stock subject to options or warrants exercisable within 60 days of December 12, 2011 are deemed to be outstanding and beneficially owned by the persons holding those options or warrants for the purpose of computing the number of shares beneficially owned and the percentage ownership of that person. They are not, however, deemed to be outstanding beneficially owned for the purpose of computing the percentage ownership of any other person. Subject to the paragraph above, the percentage ownership of outstanding shares is based on 112,000,000 shares of common stock outstanding as of December 12, 2011.

Security Ownership of Management

The following table shows, as of December 12, 2011, the shares of the Company’s common stock beneficially owned by each director (including each nominee), by each of the executive officers and by all directors and executive officers as a group. Information is also provided regarding beneficial ownership of common stock if all outstanding options, warrants, rights and conversion privileges (to which the applicable officers and directors have the right to exercise in the next 60 days) are exercised and additional shares of common stock are issued.

Title of Class	Name of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percentage of Class (1)
Common Stock	Harry Ruskowsky	-0-	0%
Common Stock	David Gibson	-0-	0%
	All Officers and Directors as a Group	-0-	0%

(1)Beneficial ownership is determined in accordance with SEC rules and includes voting or investment power with respect to securities. All shares of common stock subject to options or warrants exercisable within 60 days of December 12, 2011 are deemed to be outstanding and beneficially owned by the persons holding those options or warrants for the purpose of computing the number of shares beneficially owned and the percentage ownership of that person. They are not, however, deemed to be outstanding beneficially owned for the purpose of computing the percentage ownership of any other person. Subject to the paragraph above, the percentage ownership of outstanding shares is based on 112,000,000 shares of common stock outstanding as of December 12, 2011.

Changes in Control

There are no existing arrangements that may result in a change in control of our company.

Securities authorized for issuance under equity compensation plans.

None

ITEM 13.           CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Certain Relationships and Related Transactions

During fiscal year ended August 31, 2011, Hector Francisco Vasquez Davis, a shareholder of the Company and previously our sole director, made advances totaling $4,301 to the Company, which amount is unsecured, bears no interest and is payable on demand.

As at August 31, 2011, Mr. Davis has advanced to us an aggregate amount totaling $34,358, which amounts bear no interest, is unsecured and payable on demand.  In addition, the director has made contributions to capital of $19,500 in the form of expenses paid on our behalf.

Review, Approval or Ratification of Transactions with Related Persons

We do not currently have any written policies and procedures for the review, approval or ratification of any transactions with related persons.

Promoters and Certain Control Persons

None

Parents

None

Director Independence

As of the date of this Annual Report, we have one independent director, David Gibson.

We have developed the following categorical standards for determining the materiality of relationships that the directors may have with the Company. This information is not available on our Web site because such site is currently under development.

A director shall not be deemed to have a material relationship with the Company that impairs the director's independence as a result of any of the following relationships:

1.
the director is an officer or other person holding a salaried position of an entity (other than a principal, equity partner or member of such entity) that provides professional services to the Company and the amount of all payments from the Company to such entity during the most recently completed fiscal year was less than two percent of such entity’s consolidated gross revenues;

2.	the director is the beneficial owner of less than five (5%) per cent of the outstanding equity interests of an entity that does business with the Company;
3.
the director is an executive officer of a civic, charitable or cultural institution that received less than the greater of one million ($1,000,000) dollars or two (2%) per cent of its consolidated gross revenues, as such term is construed by the New York Stock Exchange for purposes of Section 303A.02(b)(v) of the Corporate Governance Standards, from the Company or any of its subsidiaries for each of the last three (3) fiscal years;

4.
the director is an officer of an entity that is indebted to the Company, or to which the Company is indebted, and the total amount of either the Company's or the business entity's indebtedness is less than three (3%) per cent of the total consolidated assets of such entity as of the end of the previous fiscal year; and

5.
the director obtained products or services from the Company on terms generally available to customers of the Company for such products or services. The Board retains the sole right to interpret and apply the foregoing standards in determining the materiality of any relationship.

The Board shall undertake an annual review of the independence of all non-management directors. To enable the Board to evaluate each non-management director, in advance of the meeting at which the review occurs, each non-management director shall provide the Board with full information regarding the director’s business and other relationships with the Company, its affiliates and senior management.

Directors must inform the Board whenever there are any material changes in their circumstances or relationships that could affect their independence, including all business relationships between a director and the Company, its affiliates, or members of senior management, whether or not such business relationships would be deemed not to be material under any of the categorical standards set forth above. Following the receipt of such information, the Board shall re-evaluate the director's independence.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Madsen & Associates, CPA’s Inc. have been our principal accountants since inception.  The following table sets forth the fees billed to the Company for professional services rendered by the Company's principal accountant, for the fiscal years ended August 31, 2011 and 2010:

Services	2011	2010
Audit fees	$8,250	$4,550
Audit related fees
Tax fees
All other Fees
Total fees	$8,250	$4,550

Audit fees consist of fees for the audit of the Company's annual financial statements or the financial statements of the Company’s subsidiaries or services that are normally provided in connection with the statutory and regulatory filings of the annual financial statements.

Audit-related services include the review of the Company's financial statements and quarterly reports that are not reported as Audit fees.

Tax fees included tax planning and various taxation matters.

PART IV

ITEM 15.           EXHIBITS, FINANCIAL STATEMENT SCHEDULES

Exhibits:

Number	Description
3.1(a)	Articles of Incorporation	Incorporated by reference to the Registration Statement on Form S-1filed on October 14, 2008.
3.1(b)	Amendment to Articles of Incorporation	Incorporated by reference to the Current Report on Form 8-K filed on September 9, 2011.
3.2(a)	Bylaws	Incorporated by reference to the Registration Statement on Form S-1filed on October 14, 2008.
3.2(b)	Amendment to Bylaws	Incorporated by reference to the Current Report on Form 8-K filed on September 28, 2011.
10.1	Option Agreement between the Company and Brookmount Explorations Inc. dated April 30, 2011	Incorporated by reference to our Form 10-Q filed with the Securities and Exchange Commission on July 20, 2011
10.2	Form of Secured Promissory Note	Filed herewith
31.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Securities Exchange Act Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith

Financial Statements.

The following financial statements are included in this report:

Page

Audited Financial Statements

Report of Independent Registered Public Accounting Firm	F-2

Balance Sheets	F-3

Statements of Operations	F-4

Statements of Changes in Stockholders’ Equity	F-5

Statements of Cash Flows	F-6

Notes to Audited Financial Statements	F-7 to F-12

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PANA-MINERALES S.A.

Date:	December 14, 2011	By:	/s/ Harry Ruskowsky
		Name:	Harry Ruskowsky
		Title:	President, Chief Executive Officer, Chief Financial Officer, Secretary, Treasurer and Director (Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date:	December 14, 2011	By:	/s/ Harry Ruskowsky
		Name:	Harry Ruskowsky
		Title:	President, Chief Executive Officer, Chief Financial Officer, Secretary, Treasurer and Director (Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer)

Date:	December 14, 2011	By:	/s/ David Gibson
		Name:	David Gibson
		Title:	Director