Form 10-Q
period 2011-11-30
Pana-Minerales S.A.
filed 2012-01-11
CIK 1380713

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended November 30, 2011

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________________ to _________________

Commission File Number: 000-53700
__________________________

PANA-MINERALES S.A.

(Exact name of registrant as specified in its charter)

Nevada	98-0515701
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

First Floor Commercial Area, Calle 53 Marbella, Panama City Panama (Address of principal executive offices)

011-51-205-1994 (Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   Yes  ☒  No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes  ☐  No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See definitions of “larger accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.  (Check one):

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☐  No  ☒

The number of shares outstanding of the registrant’s common stock at January 10, 2012 was 112,000,000.

CAUTIONARY NOTE REGARDING FORWARD LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995.  Reference is made in particular to the description of our plans and objectives for future operations, assumptions underlying such plans and objectives, and other forward-looking statements included in this report.  Such statements may be identified by the use of forward-looking terminology such as “may,” “will,” “expect,” “believe,” “estimate,” “anticipate,” “intend,” “continue,” or similar terms, variations of such terms, or the negative of such terms.  Such statements are based on management’s current expectations and are subject to a number of factors and uncertainties, which could cause actual results to differ materially from those described in the forward-looking statements.  Such statements address future events and conditions concerning, among others, capital expenditures, earnings, litigation, regulatory matters, liquidity and capital resources, and accounting matters.  Actual results in each case could differ materially from those anticipated in such statements by reason of factors such as future economic conditions, changes in consumer demand, legislative, regulatory and competitive developments in markets in which we operate, results of litigation, and other circumstances affecting anticipated revenues and costs, and the risk factors set forth under the heading “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended August 31, 2011 filed on December 14, 2011.

In this Quarterly Report on Form 10-Q, references to “dollars” and “$” are to United States dollars and references to “we,” “us,” “Company,” “our” and “Pana-Minerales” mean Pana-Minerales S.A., unless otherwise indicated.

YOU SHOULD NOT PLACE UNDUE RELIANCE ON THESE FORWARD LOOKING STATEMENTS

The forward-looking statements made in this Quarterly Report on Form 10-Q relate only to events or information as of the date on which the statements are made in this Quarterly Report on Form 10-Q.  Except as required by law, we undertake no obligation to update or revise publicly any forward-looking statements, whether as a result of new information, future events, or otherwise, after the date on which the statements are made or to reflect the occurrence of unanticipated events.  You should read this report and the documents that we reference in this report, including documents referenced by incorporation, completely and with the understanding that our actual future results may be materially different from what we expect or hope.

PART I. FINANCIAL INFORMATION

ITEM 1.                 FINANCIAL STATEMENTS

The accompanying balance sheets of Pana-Minerales S.A. (an exploration stage company) (the “Company”) at November 30, 2011 (with comparative figures as at August 31, 2011) and the statement of operations for the three months ended November 30, 2011 and 2010 and from October 4, 2006 (date of incorporation) to November 30, 2011 and the statement of cash flows for the three months ended November 30, 2011 and 2010 and for the period from October 4, 2006 (date of incorporation) to November 30, 2011, have been prepared by the Company’s management in conformity with accounting principles generally accepted in the United States of America.  In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature.

Operating results for the three months ended November 30, 2011 are not necessarily indicative of the results that can be expected for the year ending August 31, 2012.

Page
Unaudited Financial Statements
Balance Sheets	F-1
Statements of Operations	F-2
Statements of Cash Flows	F-3
Notes to Financial Statements	F-4 to F-9

PANA-MINERALES S.A.
(An Exploration Stage Company)

BALANCE SHEETS
	November 30, 2011 (Unaudited)	August 31, 2011 (Audited)
ASSETS
Cash	39,794	-
Prepaid exploration expenses	33,856	-
Total Assets	$73,650	$-

LIABILTIES AND STOCKHOLDERS’ DEFICIENCY
Current liabilities
Accounts payable	$42,552	$24,582
Accrued interest	9,455	5,041
Due to related parties	37,652	34,358
Notes payable	230,798	131,000
Total Current Liabilities	320,457	194,981

STOCKHOLDERS’ DEFICIENCY
Common stock: 800,000,000 shares authorized, at $0.001 par value, 112,000,000 shares issued and outstanding at November 30, 2011 and November 30,2010, respectively	112,000	112,000
Capital in excess of par value	(78,500)	(78,500)
Deficit accumulated during the exploration stage	(280,307)	(228,481)
Total Stockholders’ Deficiency	(246,807)	(194,981)
Total Liabilities and Stockholders’ Deficiency	$73,650	$-

The accompanying notes are an integral part of these unaudited financial statements

PANA-MINERALES S.A.
(An Exploration Stage Company)
STATEMENTS OF OPERATIONS
Three Months Ended November 30, 2011 and 2010 and
the Period from October 4, 2006 (Inception) to November 30, 2011
(Unaudited)

	Three Months Ended November 30,		October 4, 2006 (date of inception) to November 30,
	2011	2010	2011

REVENUE	$-	$-	$-

EXPENSES
Exploration costs	25,138	-	57,981
Impairment loss on mineral claim	-	-	5,000
Professional fees	20,494	4,934	37,273
Impairment loss on note receivable	-	-	100,000
General and administrative expenses	1,780	316	70,598
OPERATING LOSS	(47,412)	$(5,250)	(270,852)

Other income and expense
Interest expense	(4,414)	-	(9,455)

NET LOSS	$(51,826)	$(5,250)	(280,307)

Basic and diluted loss per share	$(0.000)	$(0.000)

Weighted average number of shares outstanding, basic and diluted	112,000,000	112,000,000

The accompanying notes are an integral part of these unaudited financial statements.

PANA-MINERALES S.A.
(An Exploration Stage Company)
STATEMENTS OF CASH FLOWS Three Months Ended November 30, 2011 and 2010
 Period from October 4, 2006 (Inception) to November 30, 2011
(Unaudited)

	For the three months ended November 30, 2011	For the three months ended November 30, 2010	From inception (October 4, 2006) to November 30, 2011

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(51,826)	$(5,250)	$(280,307)
Adjustment to reconcile net loss to net cash (used in) operating activities:
Impairment on note receivable	-	-	100,000
Expenses paid by third party	-	-	31,000
Impairment loss on mineral claim	-	-	5,000
Accrued interest	4,414	-	9,455
Capital contributions – expenses paid by Officers	-	-	19,500
Prepaid exploration expense	(33,856)	-	(33,856)
Accounts payable and accrued liabilities	17,970	2,398	42,552
Net cash provided by (used) in operating activities	(63,298)	(2,852)	(106,656)

CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition of mineral claim	-	-	(5,000)
Net cash provided by ( used) in investing activities	-	-	(5,000)

CASH FLOWS FROM FINANCING ACTIVITIES:
Advances from related party	3,294	2,852	37,652
Proceeds from notes payable	99,798	-	99,798
Proceeds from issuance of common stock	-	-	14,000
Net cash provided by financing activities	103,092	2,852	151,450

Increase (decrease) in cash during the period	39,794	-	39,794
Cash, beginning of period	-	-	-
Cash, end of period	$39,794	$-	$39,794

Supplemental disclosure of non-cash investing and financing activities:
Capital contribution – non cash expenses	$-	$-	$19,500
Note payable issued for note receivable	-	-	100,000
Note payable issued for expenses paid by third party	-	-	31,000
	$-	$-	$150,500

The accompanying notes are an integral part of these unaudited financial statements.

PANA-MINERALES S.A.
(An Exploration Stage Company)
NOTES TO FINANCIAL STATEMENTS
November 30, 2011
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

Accounting Method

The Company recognizes income and expenses based on the accrual method of accounting.

Dividend Policy

The Company has not yet adopted a policy regarding payment of dividends.

Basic and Diluted Net Income (loss) Per Share

Basic net income (loss) per share amounts is computed based on the weighted average number of shares actually outstanding. Diluted net income (loss) per share amounts are computed using the weighted average number of common and common equivalent shares outstanding as if shares had been issued on the exercise of any common share rights unless the exercise becomes antidilutive and then the basic and diluted per share amounts are the same.

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

PANA-MINERALES S.A.
(An Exploration Stage Company)
NOTES TO FINANCIAL STATEMENTS
November 30, 2011
(Unaudited)

2, SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - Continued

Income Taxes - Continued

The Company’s deferred tax assets, valuation allowance, and change in valuation allowance are as follows (“NOL” denotes Net Operating Loss):

Period Ending	Estimated NOL Carry-Forward $	NOL expires	Estimated Tax Benefit from NOL $	Valuation Allowance $	Net Tax Benefit

2007	3,940	2027	1,182	(1,182)	-
2008	17,670	2028	5,301	(5,301)	-
2009	32,318	2029	9,695	(9,695)	-
2010	22,443	2030	6,733	(6,733)	-
2011	152,110	2031	45,633	(45,633)	-
2012	51,826	2032	15,548	(15,548)
	280,307		84,092	(84,092)	-

The total valuation allowance as of November 30, 2011 is $(84,092) which increased by $(15,548) for the reported period.

Due to a change in control, some of the net loss carryforward may not be available to offset future taxable income pursuant to Section 382 of the Internal Revenue Code.

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

PANA-MINERALES S.A.
(An exploration Stage Company)
NOTES TO FINANCIAL STATEMENTS
November 30, 2011
(Unaudited)

2, SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - Continued

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

PANA-MINERALES S.A.
(An Exploration Stage Company)
NOTES TO FINANCIAL STATEMENTS
November 30, 2011
(Unaudited)

3. GOING CONCERN

The Company will need additional working capital to service its debt, for the current obligation under its option agreement, and for its intended purpose of acquiring and developing mineral properties, which raises substantial doubt about its ability to continue as a going concern. Management of the Company has developed a strategy, which it believes will accomplish this objective through additional advances from related parties, equity funding, and long term financing, which will enable the Company to operate for the coming year.

4. ACQUISITION OF MINERAL CLAIMS

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

As of November 30, 2011 the Company had expended accumulated exploration expenses in the amount of $57,981 including mineral license fees on the concessions.

PANA-MINERALES S.A.
(An Exploration Stage Company)
NOTES TO FINANCIAL STATEMENTS
November 30, 2011
(Unaudited)

5. PREPAID EXPENSES

During the quarter ended November 30, 2011 the Company advanced $49,799 to the operator of the Mercedes mining concessions, referenced above in Note 4, to be applied to ongoing exploration activities. These amounts are allocated to expense based on work performed.  As at November 30, 2011 $33,856 remained in the prepaid account.

6. LOANS PAYABLE

On April 15, 2011, the Company borrowed $50,000 from an unrelated third party under a promissory note.  On May 6, 2011, the Company borrowed an additional $50,000 from the same lender.  On May 6, 2011, the Company executed a secured promissory note with the lender in the amount of $100,000, due and payable on May 6, 2012 (the “Maturity Date”) with accrued interest at ten (10%) percent per annum due on the Maturity Date.  Security for the above noted loans is a Promissory Note from Brookmount in the amount of $100,000 described in Note 4 (b) (1) above.

On May 26, 2011, the Company borrowed a further $31,000 from the same third party lender, which amount was unsecured, bears interest at ten (10%)  percent per annum, and is due on or before May 26, 2012 (“Maturity”).  Interest shall accrue during the term of the loan and is due and payable on Maturity.

On September 30, 2011 the Company received a further advance from the same third party lender of $49,798 which amount is unsecured, bears interest at 10% per annum, and is due on or before September 30, 2012 (“Maturity”).  Interest shall accrue during the term of the loan and is payable on Maturity.  The funds were paid directly towards an exploration expenditure account with respect to the Mercedes mining concessions in Peru.

On November 7, 2011 the Company received a further advance from the same third party lender of $50,000 which amount is unsecured, bears interest at 10% per annum, and is due on or before November 7, 2012 (“Maturity”).  Interest shall accrue during the term of the loan and is payable on Maturity.

The principal amount of the loans totaling $230,798 is reflected on the Company’s balance sheets as Loans payable.  The accrued interest for the three months period ended November 30, 2011 is $4,414 in respect of the loans. The company did not make any payments to the accrued interest, leaving amount of $9,455 reflected on the Company’s balance sheet as Accrued Interest.

7. CAPITAL STOCK

On August 31, 2007, the Company completed a private placement of 8,000,000 common shares at a price of $0.000125 per share for $1,000.

On August 23, 2008, the Company issued a further 104,000,000 common shares at a price of $0.000125 per share for $13,000.

On September 7, 2011, the Company effected an 8 to 1 stock dividend with a corresponding increase (from 100,000,000 to 800,000,000) in the number of authorized shares of the Company’s common stock. Shareholders of the Company received a stock dividend of seven (7) additional shares for each one (1) share of the Company’s issued and outstanding common stock prior to the dividend. The stock dividend has been retroactively reflected in all shares and per share numbers in these financial statements, unless otherwise noted.

As of November 30, 2011, the Company had a total of 112,000,000 shares of common stock issued and outstanding.

PANA-MINERALES S.A.
(An Exploration Stage Company)
NOTES TO FINANCIAL STATEMENTS
November 30, 2011
(Unaudited)

8.  RELATED PARTY TRANSACTIONS

During the three months period ended November 30, 2011, Mr. Gibson, a director of the Company, provided consulting services related to the Mercedes mining project, valued at $3,294 (this amount was recorded in the Due to related parties account on the Balance Sheet). All amounts due to related parties are payable on demand and bear no interest.

ITEM 2.                 MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with our financial statements and notes thereto included elsewhere in this quarterly report.  Forward-looking statements are statements not based on historical information and which relate to future operations, strategies, financial results, or other developments.  Forward-looking statements are based upon estimates, forecasts, and assumptions that are inherently subject to significant business, economic, and competitive uncertainties and contingencies, many of which are beyond our control and many of which, with respect to future business decisions, are subject to change.  These uncertainties and contingencies can affect actual results and could cause actual results to differ materially from those expressed in any forward-looking statements made by us, or on our behalf.  We disclaim any obligation to update forward-looking statements.

Overview

Pana-Minerales S.A. (the “Company,” “we,” “us,” or “our”) was incorporated under the laws of the State of Nevada on October 4, 2006 with authorized capital stock of 100,000,000 (pre-split) shares at $0.001 par value.  We were formed to engage in the exploration of mineral properties in the Republic of the Philippines for gold and silver. We have expanded our operations to include the exploration of mineral claims in Peru, primarily for silver deposits.  As of the date of this report, we have acquired mineral claims with unknown reserves, as further described below.  We have not established the existence of a commercially mineable ore deposit and therefore have not reached the development stage and are considered to be in the exploration stage.

On September 7, 2011, we effected a stock dividend of 7 shares for every 1 share of common stock held by each shareholder of record as of August 16, 2011.  As at the date of this report, we have a total of 112,000,000 issued and outstanding shares of common stock and authorized capital stock of 800,000,000.

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

On April 30, 2011, we entered into a mining option agreement with Brookmount Explorations Inc. (the “Option”) for the Mercedes mining concessions located in the District of Comas, Province of Concepcion, Department of Junin in the Republic of Peru. Unlike the Marawi Gold Claims, the Mercedes concessions will focus mainly on silver exploration.  Under the terms of the mining option agreement, Brookmount Explorations granted us an exclusive option to acquire a 50% interest in the property subject to us undertaking expenditures in the amount of $3,100,000 before April 30, 2013.   As of November 30, 2011, we had expended accumulated exploration expenses in the amount of $57,981, including mineral license fees on the concessions.

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

Should we be successful in raising sufficient funds in order to conduct our additional exploration programs, the full extent and cost of which is not presently known beyond that required by our proposed drilling program and mandatory work programs as set forth in our Annual Report on Form 10-K filed on December 14, 2011, and such exploration programs result in an indication that production of our minerals of interest is economically feasible, then at that point in time we would make a determination as to the best and most viable approach for mineral extraction.

Results of Operations

The following discussion of the financial condition, results of operations, cash flows, and changes in our financial position should be read in conjunction with our audited financial statements and notes included in our Annual Report on Form 10-K for the fiscal year ended August 31, 2011, filed on December 14, 2011.

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

Comparison of three month periods ended November 30, 2011 and November 30, 2010

During the three month periods ended November 30, 2011 and November 30, 2010, we earned no revenues from operations.

For the three month periods ended November 30, 2011 and November 30, 2010, we incurred a net loss of $51,826 and $5,250, respectively.  This increase for the period ended November 30, 2011 is primarily attributed to exploration expenses on our mineral concessions of $25,138 ($nil – 2010) and professional fees of $20,494 ($4,934-2010) as we acquired new mining concessions and commenced increased operations.  We also incurred interest of $4,414 ($Nil – 2010) on loans for operations.

Period from inception, October 4, 2006  to November 30, 2011

Our revenues since inception to date have been $nil.  Since inception, we have an accumulated deficit during the exploration stage of $280,307.  We expect to continue to incur losses as a result of continued exploration of our Peruvian mineral property and as a result of expenditures for general and administrative activities while we remain in the exploration stage.

Liquidity and Capital Resources

As of November 30, 2011, we had approximately $39,794 in cash, prepaid exploration expenses of $33,856 and working capital deficiency of $246,807.  During the three months ended November 30, 2011, we used net cash of $63,298 in operating activities.

During the three months ended November 30, 2011, we received $99,798 in cash from an unrelated third party. Specifically, during the period covered by this report, we received two loans in the aggregate principal amount of $99,798 in order to fund operations.  First, on September 30, 2011, we received an advance from a third party lender of $49,798, which amount is unsecured, bears interest at 10% per annum, and is due on or before September 30, 2012.  Interest shall accrue during the term of the loan and is payable on such date.  The funds were paid to Brookmount to cover exploration costs with respect to the Mercedes mining concessions in Peru, and were recorded as a prepaid expense. As work is performed on these concessions, the related amounts are being expensed. Second, on November 7, 2011, we received a further advance from the same third party lender of $50,000, which amount is unsecured, bears interest at 10% per annum, and is due on or before November 7, 2012.  Interest shall accrue during the term of the loan and is payable on such date. We will not have sufficient funds for our planned operations or to meet ongoing obligations unless we are successful in raising additional capital.

During the three months ended November 30, 2011, we used net cash of $Nil in investing activities.  This remains unchanged from the three months ended November 30, 2010.

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

Off-Balance Sheet Arrangements

The Company presently does not have any off-balance sheet arrangements.

Critical Accounting Policies and Estimates

The preparation of our financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.  On an on-going basis, management evaluates its estimates and judgments which are based on historical experience and on various other factors that are believed to be reasonable under the circumstances.  The results of their evaluation form the basis for making judgments about the carrying values of assets and liabilities. Actual results may differ from these estimates under different assumptions and circumstances.  Our significant accounting policies are more fully discussed in the Notes to our Financial Statements contained in our Annual Report on Form 10-K for the year ended August 31, 2011 filed with the SEC on December 14, 2011.

ITEM 3.                 QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS

Not Applicable.

ITEM 4.                 CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We carried out an evaluation, under the supervision and with the participation of our management, including Harry Ruskowsky, our Principal Executive Officer who is also our Principal Financial Officer, of the effectiveness of the design of our disclosure controls and procedures (as defined by Exchange Act Rules 13a-15(e) or 15d-15(e)) as of November 30, 2011 pursuant to Exchange Act Rule 13a-15.  Based upon that evaluation, our Principal Executive Officer who is also our Principal Financial Officer concluded that our disclosure controls and procedures are not effective as of November 30, 2011 in ensuring that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.  This conclusion is based on findings that constituted material weaknesses.  A material weakness is a deficiency, or a combination of control deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the Company’s interim financial statements will not be prevented or detected on a timely basis.

In performing the above-referenced assessment, our management identified the following material weaknesses:

1)
We currently do not have an audit committee or an independent audit committee financial expert. While not being legally obligated to have an audit committee or independent audit committee financial expert, it is the management’s view that to have an audit committee, comprised of independent board members, and an independent audit committee financial expert is an important entity-level control over financial statements;

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

We continue to review our disclosure controls and procedures related to these material weaknesses and expect to implement changes in the near term, including identifying specific areas within our governance, accounting and financial reporting processes to add adequate resources and personnel to potentially mitigate these material weaknesses.  Our present management will continue to monitor and evaluate the effectiveness of our internal controls and procedures and our internal controls over financial reporting on an ongoing basis and are committed to taking further action and implementing additional enhancements or improvements, as necessary and as funds allow.

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

Changes in Internal Control Over Financial Reporting

There were no changes in our internal controls over financial reporting that occurred during the three months ended November 30, 2011 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.  We believe that a control system, no matter how well designed and operated, cannot provide absolute assurance that the objectives of the control system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within any company have been detected.

PART II - OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

To the best of management’s knowledge, there are no material legal proceedings pending against the Company.

ITEM 1A.	RISK FACTORS

                Not Applicable.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

                None

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	REMOVED AND RESERVED

ITEM 5.	OTHER INFORMATION

                None.

ITEM 6.	EXHIBITS

The following exhibits are included as part of this report by reference:

Exhibit Number	Description
3.1(a)	Articles of Incorporation (incorporated by reference to the Registrant’s Registration Statement on Form S-1 filed on October 14, 2008).
3.1(b)	Amendment to Articles of Incorporation (incorporated by reference to the Registrant’s Current Report on Form 8-K filed on September 9, 2011).
3.2(a)	Bylaws (incorporated by reference to the Registrant’s Registration Statement on Form S-1 filed on October 14, 2008).
3.2(b)	Amendment to Bylaws (incorporated by reference to the Registrant’s Current Report on Form 8-K filed on September 28, 2011).
31.1	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
31.2	Certification of Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
32.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*
101.INS	XBRL Instance Document**
101.SCH	XBRL Taxonomy Extension Schema**
101.CAL	XBRL Taxonomy Extension Calculation Linkbase**
101.DEF	XBRL Taxonomy Extension Definition Linkbase**
101.LAB	XBRL Taxonomy Extension Label Linkbase**
101.PRE	XBRL Taxonomy Extension Presentation Linkbase**
______________
* Filed herewith
**Pursuant to Rule 406T of Regulation S-T, these interactive data files are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933 or Section 18 of the Securities Exchange Act of 1934 and otherwise are not subject to liability.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PANA-MINERALES S.A.

Date: January 11, 2012	By:	/s/ Harry Ruskowsky
Name: Harry Ruskowsky
Title: President, Chief Executive Officer, Chief Financial Officer, Secretary, Treasurer and Director
(Principal Executive Officer, Principal Financial Officer & Principal Accounting Officer)