Form 10-Q
period 2012-02-29
Pana-Minerales S.A.
filed 2012-04-23
CIK 1380713

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended February 29, 2012

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   Yes  ☒  No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes  ☒  No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See definitions of “larger accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.  (Check one):

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☐  No  ☒

The number of shares outstanding of the registrant’s common stock at April 23, 2012 was 161,500,000.

PART I - FINANCIAL INFORMATION

TABLE OF CONTENTS

		Page
	PART I – FINANCIAL INFORMATION
Item 1.	Consolidated Financial Statements (UNAUDITED)	4
	Balance Sheets as of February 29, 2012 and August 31, 2011	5
	Statement of Operations for the three and six months ended February 29, 2012 and February 28, 2011, and for the period October 4, 2006 (Date of Inception) to February 29, 2012	6
	Statement of Cash Flows for the six months months ended February 29, 2012 and February 28, 2011, and for the period October 4, 2006 (Date of Inception) to February 29, 2012	7
	Notes to Unaudited Financial Statements	8
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	16
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	19
Item 4	Controls and Procedures	19

	PART II – OTHER INFORMATION
Item 1.	Legal Proceedings	21
Item 1A.	Risk Factors	21
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	21
Item 3.	Defaults Upon Senior Securities	21
Item 4.	Mine Safety Disclosures	21
Item 5.	Other Information	21
Item 6.	Exhibits	22
	Signatures	23

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

PART I. FINANCIAL INFORMATION

ITEM 1.                 FINANCIAL STATEMENTS

The accompanying balance sheets of Pana-Minerales S.A. (an exploration stage company) (the “Company”) at February 29, 2012 (with comparative figures as at August 31, 2011) and the statement of operations for the three and six months ended February 29, 2012 and February 28, 2011 and from October 4, 2006 (date of incorporation) to February 29, 2012 and the statement of cash flows for the three and six months ended February 29, 2012 and February 28, 2011 and for the period from October 4, 2006 (date of incorporation) to February 29, 2012, have been prepared by the Company’s management in conformity with accounting principles generally accepted in the United States of America.  In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature.

Operating results for the three and six months ended February 29, 2012 are not necessarily indicative of the results that can be expected for the year ending August 31, 2012.

Page
Unaudited Financial Statements
Balance Sheets	5
Statements of Operations	6
Statements of Cash Flows	7
Notes to Financial Statements	8 to 15

PANA-MINERALES S.A.
(An Exploration Stage Company)
BALANCE SHEETS

	February 29, 2012 (Unaudited)	August 31, 2011 (Audited)
ASSETS
Cash	33,413	-
Prepaid expenses	34,856	-
Total Assets	$68,269	$-

LIABILITIES AND STOCKHOLDERS’ DEFICIENCY
Current liabilities
Accounts payable	$138,824	$24,582
Accrued interest	14,061	5,041
Due to related parties	47,072	34,358
Notes payable	230,798	131,000
Total Current Liabilities	430,755	194,981

STOCKHOLDERS’ DEFICIENCY
Common stock: 800,000,000 shares authorized, at $0.001 par value 196,500,000 and 112,000,000 shares issued and outstanding at February 29, 2012 and August 31,2011, respectively	196,500	112,000
Capital in excess of par value	(78,500)	(78,500)
Deficit accumulated during the exploration stage	(480,486)	(228,481)
Total Stockholders’ Deficiency	(362,486)	(194,981)
Total Liabilities and Stockholders’ Deficiency	$68,269	$-

The accompanying notes are an integral part of these unaudited financial statements

PANA-MINERALES S.A.
(An Exploration Stage Company)
STATEMENTS OF OPERATIONS
Six Months Ended February 29, 2012 and February 28, 2011 and
the Period from October 4, 2006 (Inception) to February 29, 2012
(Unaudited)

	Three Months Ended		Six Months Ended		October 4, 2006 (date of inception)
	February 29,	February 28,	February 29,	February 28,	to February 29,
	2012	2011	2012	2011	2012

REVENUE	$-	$-	$-	$-	$-

EXPENSES
Exploration costs	66,723	-	91,861	-	124,704
Impairment loss on mineral claim	22,500	-	22,500	-	27,500
Professional fees	98,784	-	119,278	4,934	131,123
Impairment loss on note receivable	-	-	-	-	100,000
General and administrative expenses	7,566	2,961	9,346	3,277	83,098
OPERATING LOSS	$(195,573)	$(2,961)	$(242,985)	$(8,211)	$(466,425)

Other income and expense
Interest expense	(4,606)	-	(9,020)	-	(14,061)

NET LOSS	$(200,179)	$(2,961)	$(252,005)	$(8,211)	$(480,486)

Basic and diluted loss per share	$(0.000)	$(0.000)	$(0.000)	$(0.000)

Weighted average number of shares outstanding, basic and diluted	138,000,000	112,000,000	125,000,000	112,000,000

The accompanying notes are an integral part of these unaudited financial statements.

PANA-MINERALES S.A.
(An Exploration Stage Company)
STATEMENTS OF CASH FLOWS
Six Months Ended February 29, 2012 and February 28, 2011
 Period from October 4, 2006 (Inception) to February 29, 2012
(Unaudited)

	For the six months ended February 29, 2012	For the six months ended February 28, 2011	From inception (October 4, 2006) to February 29, 2012

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(252,005)	$(8,211)	$(480,486)
Adjustments to reconcile net loss to net cash (used in) operating activities:
Impairment on note receivable	-	-	100,000
Expenses paid by third party	-	-	31,000
Capital contributions – expenses paid by Officers	-	-	19,500
Shares issued for consulting services	62,000	-	62,000
Impairment loss on mineral claim	22,500	-	27,500
Changes in operating assets and liabilities:
Accrued interest	9,020	-	14,061
Prepaid expenses	(34,856)	-	(34,856)
Accounts payable and accrued liabilities	114,242	3,910	138,824
Net cash provided by (used) in operating activities	(79,099)	(4,301)	(122,457)

CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition of mineral claim	-	-	(5,000)
Net cash provided by ( used) in investing activities	-	-	(5,000)

CASH FLOWS FROM FINANCING ACTIVITIES:
Advances from related party	12,714	4,301	47,072
Proceeds from notes payable	99,798	-	99,798
Proceeds from issuance of common stock	-	-	14,000
Net cash provided by financing activities	112,512	4,301	160,870

Increase (decrease) in cash during the period	33,413	-	33,413
Cash, beginning of period	-	-	-
Cash, end of period	$33,413	$-	$33,413

Supplemental disclosure of non-cash investing and financing activities:
Capital contribution – non cash expenses	$-	$-	$19,500
Note payable issued for note receivable	-	-	100,000
Note payable issued for expenses paid by third party	-	-	31,000
Shares issued for the mineral claim option agreement	22,500	-	22,500
Shares issued for services	62,000	-	62,000

The accompanying notes are an integral part of these unaudited financial statements.

PANA-MINERALES S.A.
(An Exploration Stage Company)
NOTES TO FINANCIAL STATEMENTS
February 29, 2012
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

On September 7, 2011 the Company effected a stock dividend of 7 shares for every 1 share of common stock held by each shareholder of record as of August 16, 2011.  As at the date of these financial statements the Company has a total of 196,500,000 issued and outstanding shares of common stock and authorized capital stock of 800,000,000.

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

PANA-MINERALES S.A.
(An Exploration Stage Company)
NOTES TO FINANCIAL STATEMENTS
February 29, 2012
 (Unaudited)

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - Continued

Income Taxes - Continued

The Company’s deferred tax assets, valuation allowance, and change in valuation allowance are as follows (“NOL” denotes Net Operating Loss):

Period Ended	Estimated NOL Carry-Forward $	NOL expires	Estimated Tax Benefit from NOL $	Valuation Allowance $	Net Tax Benefit

8/31/07	3,940	2027	1,182	(1,182)	-
8/31/08	17,670	2028	5,301	(5,301)	-
8/31/09	32,318	2029	9,695	(9,695)	-
8/31/10	22,443	2030	6,733	(6,733)	-
8/31/11	152,110	2031	45,633	(45,633)	-
2/29/12	252,005	2032	75,602	(75,602)
	480,486		144,146	(144,146)	-

The total valuation allowance as of  February 29, 2012 is $(144,146) which increased by $(75,602) for the six months ended February 29, 2012.

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
February 29, 2012
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

Reclassifications

Certain prior period amounts have been reclassified to conform to the current period’s financial statement presentation.

Recent Accounting Pronouncements

The Company does not expect that the adoption of other recent accounting pronouncements will have a material impact on its financial statements.

PANA-MINERALES S.A.
(An Exploration Stage Company)
NOTES TO FINANCIAL STATEMENTS
February 29, 2012
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

As of February 29, 2012 the Company had expended accumulated exploration expenses on this property in the amount of $83,784 including mineral license fees on the concessions.

PANA-MINERALES S.A.
(An Exploration Stage Company)
NOTES TO FINANCIAL STATEMENTS
February 29, 2012
 (Unaudited)

4. ACQUISITION OF MINERAL CLAIMS – (continued)

c)
On February 1, 2012, the Company entered into a Mining Option Agreement with Minerales Holdings Can Corp., a Belize corporation (“Minerales”). Under the terms of the Option Agreement, Minerales granted the Company for the period commencing on the effective date of the Option Agreement and expiring on January 31, 2015 (the “Option Term”), an exclusive option to acquire an undivided one hundred percent (100%) interest in certain mineral claims located in Quebec, Canada (the “Property”), subject to certain conditions. During the Option Term, the Company shall have the exclusive working right on the Property. The Optionor will manage or carry out mining operations at the Property and will receive an operator’s fee for doing so.

Consideration for the Option is as follows:

•	22,500,000 shares of common stock, which were issued upon the execution of the Option Agreement
•	10,000,000 shares of common stock on or before February 1, 2013
•	7,500,000 shares of common stock on or before December 31, 2013

In order to maintain in force and exercise the Company’s option, the Company must meet certain obligations, including certain payment obligations. The Company must incur expenditures incidental to mining operations on the Property in the aggregate amount of $525,000, with at least $100,000 before December 31, 2012,  $125,000 on or before December 31, 2013 and $300,000 on or before December 31, 2014. Should the Company’s actual expenditures be less than the required amount, the Company must pay the Optionor the difference plus an administrative fee.

Additionally, from the date of the Option Agreement until January 31, 2015, the Company must carry out sufficient assessment work to keep the Property in good standing and pay any lawful taxes and charges. The Company must also file assessment credits as may become available from mining operations on the Property.

If the Company issues the shares as required to the Optionor, makes the expenditures described above and files the required assessment credits all within the proper time periods, then the Company will have the right to become the owner of a one hundred percent (100%) undivided interest in all or part of the Property as the Company may elect. As part of this interest, the Company will be obligated to pay the Optionor a royalty of two percent (2%) of the net proceeds actually paid to the Company from the sale of minerals from the Property, after deducting certain costs.

On February 1, 2012, the Company issued 22,500,000 shares of its common stock to Minerales Holdings Can Corp., pursuant to the stock issuance schedule noted above. The fair value of these shares ($22,500) was recorded as a mineral property asset. At February 29, 2012, the Company had indicators that the carrying value ($22,500) of the mineral property may not be recoverable. Accordingly, the Company performed a cash flows analysis and based on that analysis determined the full amount of the investment was impaired and recorded a related impairment loss of $22,500 in the statement of operations.

d) During the most recently completed six month period ended February 29, 2012, the Company expended a further $40,920 with respect to ongoing property investigations. Incluing amounts detailed in Item 4(b) above, a total of $124,704 has been expended on exploration costs as at February 29, 2012.

PANA-MINERALES S.A.
(An Exploration Stage Company)
NOTES TO FINANCIAL STATEMENTS
February 29, 2012
 (Unaudited)

5. CONSULTING SERVICES AND FINDERS FEE AGREEMENT

On February 1, 2012, Pana-Minerales S.A., a Nevada corporation (the “Company”) entered into a Consulting Services and Finder’s Fee Agreement (the “Consulting Agreement”) with Joseph Bucci. Under the terms of the Consulting Agreement, the Company retained Mr. Bucci (a third party) to provide management services for the Company’s mineral exploration programs and the staff undertaking such programs. He was to also assist the Company in its efforts to identify and negotiate property acquisitions and raise funds. In consideration for such services, the Company issued 15,000,000 shares of common stock of the Company to Mr. Bucci, valued at the cost of his services of $15,000. The term of the Consulting Agreement was twelve (12) months subject to certain termination provisions as set forth in the Consulting Agreement. Accordingly, for the three months ended February 29, 2012, the Company had amortized $1,250 of this cost to Professional Fees expense and the remaining $13,750 was reported as a prepaid expense. Subsequent to the period, Mr. Bucci agreed to return the 15,000,000 shares to treasury for cancellation.  As consideration for return of the shares for cancellation, the Company has agreed to reimburse Mr. Bucci in the amount of $3,750 for services rendered to date under the agreement.  As a result the Company has expensed a total of $13,750 previously recorded as prepaid expense as at  February 29, 2012.

Subsequent to February 29, 2012, on April 17, 2012, the Company reached an agreement with Joseph Bucci in regard to the mutual termination of his consulting and finder’s fee agreement, whereby Mr. Bucci agreed to return a total of 15,000,000 shares to treasury for cancellation.  As consideration for return of the shares for cancellation, the Company has agreed to reimburse Mr. Bucci in the amount of $3,750 for services rendered to date under the agreement.  The shares have been returned to the Company for cancellation.

6. PREPAID EXPENSES

	February 29, 2012	August 31, 2011
Prepaid expense on exploration	$33,856	$-
Prepaid expense on trip	1,000	-
	$34,856	$-

During the quarter ended February 29, 2012 the Company advanced $49,799 to the operator of the Mercedes mining concessions, referenced above in Note 4, to be applied to ongoing exploration activities. These amounts are allocated to expense based on work performed.  As at February 29, 2012 $33,856 remained in the prepaid account.

7. LOANS PAYABLE

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

PANA-MINERALES S.A.
(An Exploration Stage Company)
NOTES TO FINANCIAL STATEMENTS
February 29, 2012
 (Unaudited)

7. LOANS PAYABLE – (continued)

On November 7, 2011 the Company received a further advance from the same third party lender of $50,000 which amount is unsecured, bears interest at 10% per annum, and is due on or before November 7, 2012 (“Maturity”).  Interest shall accrue during the term of the loan and is payable on Maturity.

The principal amount of the loans totaling $230,798 is reflected on the Company’s balance sheets as Loans Payable.  The accrued interest for the six month period ended February 29, 2012 is $9,020 in respect of the loans. The Company did not make any payments to the accrued interest, leaving an amount of $14,061 reflected on the Company’s balance sheet as Accrued Interest.

8. CAPITAL STOCK

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

On February 1, 2012, the Company issued 15,000,000 shares of common stock valued at $15,000 pursuant to a consulting services and finders fee agreement. (Ref Note 5)

On February 1, 2012, the Company issued 22,500,000 shares of common stock valued at $22,500 pursuant to the mineral option agreement.  (Ref Note 4 – (c))

On February 1, 2012, the Company issued 27,000,000 shares of common stock valued at $27,000 to Mr. Harry Ruskowsky, the sole officer of the Company, for services rendered to the Company.

On February 1, 2012, the Company issued 10,000,000 shares of common stock valued at $10,000 to Mr. Gibson, a director of the Company, for services rendered to the Company.

On February 1, 2012, the Company issued 10,000,000 shares of common stock valued at $10,000 to a consultant for services rendered to the Company.

As of February 29, 2012, the Company had a total of 196,500,000 shares of common stock issued and outstanding.

9.  RELATED PARTY TRANSACTIONS

On February 1, 2012, the Company issued 27,000,000 shares of common stock of valued at $27,000 to Mr. Harry Ruskowsky, a director and the sole officer of the Company, for services rendered to the Company.

On February 1, 2012, the Company issued 10,000,000 shares of common stock of valued at $10,000 to Mr. Gibson, a director of the Company, for services rendered to the Company.

PANA-MINERALES S.A.
(An Exploration Stage Company)
NOTES TO FINANCIAL STATEMENTS
February 29, 2012
 (Unaudited)

9.  RELATED PARTY TRANSACTIONS (continued)

During the six months period ended February 29, 2012, Mr. Gibson, a director of the Company, provided consulting services related to the mining projects, valued at $10,944. All amounts due to related parties are payable on demand and bear no interest.

10. SUBSEQUENT EVENTS

Subsequent to February 29, 2012, on April 15, 2012, Mr. Richard Walker, a consultant to the Company agreed to return for cancellation a total of 10,000,000 shares to the Company which had been issued for consulting services.   As consideration for return of the shares for cancellation the Company has agreed to reimburse the consultant in the amount of $10,000 for the services rendered against which the shares had been issued.   The shares have been returned to the Company for cancellation.

Subsequent to February 29, 2012, on April 17, 2012, the Company reached an agreement with Joseph Bucci in regard to the mutual termination of his consulting and finder’s fee agreement (see Note 5), whereby Mr. Bucci agreed to return a total of 15,000,000 shares to treasury for cancellation.  As consideration for return of the shares for cancellation, the Company has agreed to reimburse Mr. Bucci in the amount of $3,750 for services rendered to date under the agreement.  The shares have been returned to the Company for cancellation.

Subsequent to February 29, 2012, on April 22, 2012, Mr. David Gibson, a consultant to the Company resigned as a director of the Company.  In addition, concurrently, Mr. Gibson agreed to return for cancellation a total of 10,000,000 shares to the Company which had been issued for consulting services.   As consideration for return of the shares for cancellation the Company has agreed to reimburse the consultant in the amount of $10,000 for the services rendered against which the shares had been issued.   The shares have been returned to the Company for cancellation.

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

Overview

Pana-Minerales S.A. (the “Company,” “we,” “us,” or “our”) was incorporated under the laws of the State of Nevada on October 4, 2006 with authorized capital stock of 100,000,000 (pre-split) shares at $0.001 par value.  We were formed to engage in the exploration of mineral properties in the Republic of the Philippines for gold and silver. We have expanded our operations to include the exploration of mineral claims in Peru and Quebec, Canada, primarily for silver deposits.  As of the date of this report, we have acquired mineral claims with unknown reserves.  We have not established the existence of a commercially mineable ore deposit and therefore have not reached the development stage and are considered to be in the exploration stage.

On September 7, 2011, we effected a stock dividend of 7 shares for every 1 share of common stock held by each shareholder of record as of August 16, 2011.

Our Current Business

We are an exploration stage company engaged in the exploration of mineral properties.

On January 15, 2008, we purchased the Marawi Gold Claims located in the Philippines for $5,000 and obtained a mining license for an additional payment of $1,843. We have not established the existence of a commercially mineable ore deposit on the Marawi Gold Claims. These claims have no expiry date and only if we decide to abandon them will we no longer have an interest in the minerals thereon.   We have undertaken no exploration work on these claims to date and do not currently intend to undertake any exploration work on the claims, choosing to concentrate our exploration and exploitation activities on the Mercedes mining concessions and Quebec Property more particularly described below.

On April 30, 2011, we entered into a mining option agreement with Brookmount Explorations Inc. for the Mercedes mining concessions located in the District of Comas, Province of Concepcion, Department of Junin in the Republic of Peru. Unlike the Marawi Gold Claims, the Mercedes concessions will focus mainly on silver exploration.  Under the terms of the mining option agreement, Brookmount Explorations granted us an exclusive option to acquire a 50% interest in the property subject to us undertaking expenditures in the amount of $3,100,000 before April 30, 2013. As of February 29, 2012, we had expended accumulated exploration expenses on these concessions in the amount of $83,784, including mineral license fees.

       We had planned to undertake exploration work on the Mercedes mining claims to fulfill our $750,000 exploration commitment on or before April 30, 2012.  However, we have been unable to date to raise the required funds and therefore we expect that we will be placed into default by Brookmount and that the property will be lost.

On February 1, 2012, we entered into a Mining Option Agreement (the “Option Agreement”) with Minerales Holdings Can Corp., a Belize corporation (the “Optionor”).  Under the terms of the Option Agreement, the Optionor grants us, for the period commencing on the effective date of the Option Agreement and expiring on January 31, 2015 (the “Option Term”), an exclusive option to acquire an undivided one hundred percent (100%) interest in certain mineral claims located in Quebec, Canada (the “Property”), subject to certain conditions.  During the Option Term, we shall have the exclusive working right on the Property.  The Optionor will manage or carry out mining operations at the Property and will receive an operator’s fee for doing so.

In consideration of the grant of the option, we have issued, or will issue, shares of our common stock to the Optionor as follows: (i) 22,500,000 shares of common stock, which were issued upon the execution of the Option Agreement; (ii) 10,000,000 shares of common stock on or before February 1, 2013; and (iii) 7,500,000 shares of common stock on or before December 31, 2013.

In order to maintain in force and exercise our option, we must perform certain obligations, including certain payment obligations.  We must incur expenditures incidental to mining operations on the Property in the aggregate amount of $525,000, with at least $100,000 before December 31, 2012,  $125,000 on or before December 31, 2013 and $300,000 on or before December 31, 2014.  Should our actual expenditures be less than the required amount, we must pay the Optionor the difference plus an administrative fee.  Additionally, from the date of the Option Agreement until January 31, 2015, we must carry out sufficient assessment work to keep the Property in good standing and pay any lawful taxes and charges.  We must also file assessment credits as may become available from mining operations on the Property.  If we issue the shares as required to the Optionor, make the expenditures described above and file the required assessment credits all within the proper time periods, then we will have the right to become the owner of a one hundred percent (100%) undivided interest in all or part of the Property as we may elect.

During the most recently completed six month period ended February 29, 2012, the Company expended a further $40,920 with respect to ongoing property investigations. Incluing amounts expended on the Mercedes mining concessions detailed above, a total of $124,704 has been expended on exploration costs as at February 29, 2012.

Our exploration programs will be exploratory in nature, and there is no assurance that a commercially viable mineral deposit, a reserve, exists until further exploration, particularly drilling, is undertaken and a comprehensive evaluation concludes economic and legal feasibility.  We have not yet generated or realized any revenues from our business operations.

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

Comparison of three month periods ended February 29, 2012 and February 28, 2011

During the three month periods ended February 29, 2012 and February 28, 2011, we earned no revenues from operations.

For the three month periods ended February 29, 2012 and February 28, 2011, we incurred a net loss of $200,179 and $2,961, respectively.  This increase for the period ended February 29, 2012 is primarily attributed to exploration expenses on our mineral concessions of $66,723 ($nil – 2011), professional fees of $98,784 ($nil-2011) as we acquired new mining concessions, impairment loss on mineral claim of $22,500 ($nil – 2011) and the commencement of increased operations.  We also incurred interest of $4,606 ($Nil – 2010) on loans for operations.

Comparison of six month periods ended February 29, 2012 and February 28, 2011

During the six month periods ended February 29, 2012 and February 28, 2011, we earned no revenues from operations.

For the six month periods ended February 29, 2012 and February 28, 2011, we incurred a net loss of $252,005 and $8,211, respectively.  This increase for the period ended February 29, 2012 is primarily attributed to exploration expenses on our mineral concessions of $91,861 ($nil – 2011), professional fees of $119,278 ($4,934-2010) as we acquired new mining concessions, impairment loss on mineral claims of $22,500 ($nil – 2011) and the commencement of increased operations.  We also incurred interest of $9,020 ($Nil – 2011) on loans for operations.

Period from inception, October 4, 2006 to February 29, 2012

Our revenues since inception to date have been $nil.  Since inception, we have an accumulated deficit during the exploration stage of $480,486.  We expect to continue to incur losses as a result of continued exploration of our Peruvian mineral property and as a result of expenditures for general and administrative activities while we remain in the exploration stage.

Liquidity and Capital Resources

As of February 29, 2012, we had approximately $33,413 in cash, prepaid expenses of $34,856 and a working capital deficiency of $362,486.  During the six months ended February 29, 2012, we used net cash of $79,099 in operating activities.

During the six months ended February 29, 2012, we received $99,798 in cash from an unrelated third party. Specifically, during the period covered by this report, we received two loans in the aggregate principal amount of $99,798 in order to fund operations.  Firstly, on September 30, 2011, we received an advance from a third party lender of $49,798, which amount is unsecured, bears interest at 10% per annum, and is due on or before September 30, 2012.  Interest shall accrue during the term of the loan and is payable on the due date.  The funds were paid to Brookmount to cover exploration costs with respect to the Mercedes mining concessions in Peru, and were recorded as a prepaid expense. As work is performed on these concessions, the related amounts are being expensed. Secondly, on November 7, 2011, we received a further advance from the same third party lender of $50,000, which amount is unsecured, bears interest at 10% per annum, and is due on or before November 7, 2012.  Interest shall accrue during the term of the loan and is payable on the due date.

We will not have sufficient funds for our planned operations or to meet ongoing obligations unless we are successful in raising additional capital.

During the six months ended February 29, 2012, we used net cash of $Nil in investing activities.  This remains unchanged from the three months ended February 28, 2011.

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

There is substantial doubt about our ability to continue as a going concern, as the continuation of our business is dependent upon obtaining further short and long-term financing and achieving a profitable level of operations. The issuance of additional equity securities by us could result in a significant dilution in the equity interests of our current stockholders. Obtaining commercial loans, assuming those loans would be available, will increase our liabilities and future cash commitments.

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

ITEM 3.                 QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS

Not Applicable.

ITEM 4.                 CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We carried out an evaluation, under the supervision and with the participation of our management, including Harry Ruskowsky, our Principal Executive Officer who is also our Principal Financial Officer, of the effectiveness of the design of our disclosure controls and procedures (as defined by Exchange Act Rules 13a-15(e) or 15d-15(e)) as of February 29, 2012, pursuant to Exchange Act Rule 13a-15.  Based upon that evaluation, our Principal Executive Officer, who is also our Principal Financial Officer, concluded that our disclosure controls and procedures are not effective as of February 29, 2012 in ensuring that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.  This conclusion is based on findings that constituted material weaknesses.  A material weakness is a deficiency, or a combination of control deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the Company’s interim financial statements will not be prevented or detected on a timely basis.

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

Changes in Internal Control Over Financial Reporting

There were no changes in our internal controls over financial reporting that occurred during the three months ended February 29, 2012 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.  We believe that a control system, no matter how well designed and operated, cannot provide absolute assurance that the objectives of the control system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within any company have been detected.

PART II - OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

To the best of management’s knowledge, there are no material legal proceedings pending against the Company.

ITEM 1A.	RISK FACTORS

Not Applicable.

ITEM 2.             UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	MINE SAFETY DISCLOSURE

Not applicable.

ITEM 5.	OTHER INFORMATION

On April 15, 2012, Mr. Richard Walker, a consultant to the Company agreed to return for cancellation a total of 10,000,000 shares to the Company which had been issued for consulting services.   As consideration for return of the shares for cancellation the Company has agreed to reimburse the consultant in the amount of $10,000 for the services rendered against which the shares had been issued.   Mr. Walker’s shares have been returned to the Company and will be canceled.

On April 17, 2012, we reached an agreement with Joseph Bucci in regard to the mutual termination of his Consulting Services and Finder’s Fee Agreement, dated February 1, 2012 (the “Agreement”), whereby Mr. Bucci agreed to return a total of 15,000,000 shares to treasury for cancellation.  As consideration for return of the shares for cancellation, we agreed to reimburse Mr. Bucci in the amount of $3,750 for services rendered to date under the Agreement.  Mr. Bucci’s shares have been returned to the Company and will be canceled.

On April 22, 2012, Mr. David Gibson, a consultant to the Company resigned as a director of the Company.  Concurrently, Mr. Gibson agreed to return for cancellation a total of 10,000,000 shares to the Company which had been issued for consulting services.   As consideration for return of the shares for cancellation the Company has agreed to reimburse the consultant in the amount of $10,000 for the services rendered against which the shares had been issued.   The shares have been returned to the Company and will be canceled.

Pursuant to all of the above transactions, the Company has received a total of 35,000,000 shares which will be returned to treasury, and will be canceled, leaving a total of 161,500,000 shares issued and outstanding of as the date of this Quarterly Report on Form 10-Q.

ITEM 6.	EXHIBITS

The following exhibits are included as part of this report by reference:

Exhibit Number	Description
3.1(a)	Articles of Incorporation (incorporated by reference to the Registrant’s Registration Statement on Form S-1 filed on October 14, 2008).
3.1(b)	Amendment to Articles of Incorporation (incorporated by reference to the Registrant’s Current Report on Form 8-K filed on September 9, 2011).
3.2(a)	Bylaws (incorporated by reference to the Registrant’s Registration Statement on Form S-1 filed on October 14, 2008).
3.2(b)	Amendment to Bylaws (incorporated by reference to the Registrant’s Current Report on Form 8-K filed on September 28, 2011).
10.1	Consulting Services and Finders Fee Agreement, dated February 1, 2012 (incorporated by reference to the Registrant’s Current Report on Form 8-K filed on February 7, 2012)
10.2	Mining Option Agreement, dated February 1, 2012 (incorporated by reference to the Registrant’s Current Report on Form 8-K filed on February 7, 2012)
10.3	Mutual Release Agreement by and between the Company and David Gibson*
31.1	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
31.2	Certification of Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
32.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*
101.INS	XBRL Instance Document**
101.SCH	XBRL Taxonomy Extension Schema**
101.CAL	XBRL Taxonomy Extension Calculation Linkbase**
101.DEF	XBRL Taxonomy Extension Definition Linkbase**
101.LAB	XBRL Taxonomy Extension Label Linkbase**
101.PRE	XBRL Taxonomy Extension Presentation Linkbase**
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

PANA-MINERALES S.A.

Date: April 23, 2012	By:	/s/Harry Ruskowsky
Name: Harry Ruskowsky
Title: President, Chief Executive Officer, Chief Financial Officer, Secretary, Treasurer and Director
(Principal Executive Officer, Principal Financial Officer & Principal Accounting Officer)