Form 10-Q/A
period 2012-02-29
Pana-Minerales S.A.
filed 2012-04-26
CIK 1380713

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549

FORM 10-Q/A
Amendment No. 1

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended February 29, 2012

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

EXPLANATORY NOTE

The purpose of this Amendment No. 1 to the quarterly report on Form 10-Q of Pana-Minerales S.A. for the six  month period ended February 29, 2012, filed with the Securities and Exchange Commission on April 23, 2012 (the “Form 10-Q”), is solely to furnish Exhibit 10.3 to the Form 10-Q which Exhibit had been noted in Item 6 as “filed herewith” but was not appended to the original filing document.

This Amendment No. 1 to the Form 10-Q speaks as of the original filing date of the 10-Q, does not reflect events that may have occurred subsequent to the original filing, and does not modify or update in any way disclosures made in the original Form 10-Q.

As required by Rule 12b-15 under the Securities Exchange Act of 1934, as amended, this Amendment No. 1 includes updated certifications from the Registrant’s principal executive officer and principal financial officer.

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

PANA-MINERALES S.A.

Date: April 26, 2012	By:	/s/Harry Ruskowsky
Name: Harry Ruskowsky
Title: President, Chief Executive Officer, Chief Financial Officer, Secretary, Treasurer and Director
(Principal Executive Officer, Principal Financial Officer & Principal Accounting Officer)