Form 10-Q
period 2012-05-31
Pana-Minerales S.A.
filed 2012-07-23
CIK 1380713

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended May 31, 2012

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

The number of shares outstanding of the registrant’s common stock at July 20, 2012 was 161,500,000.

PART I - FINANCIAL INFORMATION

TABLE OF CONTENTS

		Page
	PART I – FINANCIAL INFORMATION
Item 1.	Consolidated Financial Statements (UNAUDITED)	4
	Balance Sheets as of May 31, 2012 and August 31, 2011	5
	Statement of Operations for the three and nine months ended May 31, 2012 and 2011, and for the period October 4, 2006 (Date of Inception) to May 31, 2012	6
	Statement of Cash Flows for the nine months ended May 31, 2012 and 2011, and for the period October 4, 2006 (Date of Inception) to May 31, 2012	7
	Notes to Unaudited Financial Statements	8 to 15
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	16
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	19
Item 4	Controls and Procedures	19

	PART II – OTHER INFORMATION
Item 1.	Legal Proceedings	21
Item 1A.	Risk Factors	21
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	21
Item 3.	Defaults Upon Senior Securities	21
Item 4.	Mine Safety Disclosures	21
Item 5.	Other Information	21
Item 6.	Exhibits	22
	Signatures	23

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

PART I. FINANCIAL INFORMATION

ITEM 1.                 FINANCIAL STATEMENTS

The accompanying balance sheets of Pana-Minerales S.A. (an exploration stage company) (the “Company”) at May 31, 2012 (with comparative figures as at August 31, 2011) and the statement of operations for the three and nine months ended May 31, 2012 and 2011 and from October 4, 2006 (date of incorporation) to May 31, 2012 and the statement of cash flows for the nine months ended May 31, 2012 and 2011 and for the period from October 4, 2006 (date of incorporation) to May 31, 2012, have been prepared by the Company’s management in conformity with accounting principles generally accepted in the United States of America.  In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature.

Operating results for the three and nine months ended May 31, 2012 are not necessarily indicative of the results that can be expected for the year ending August 31, 2012.

Page
Unaudited Financial Statements
Balance Sheets	5
Statements of Operations	6
Statements of Cash Flows	7
Notes to Financial Statements	8 to 15

PANA-MINERALES S.A.
(An Exploration Stage Company)
BALANCE SHEETS

	May 31, 2012 (Unaudited)	August 31, 2011 (Audited)
CURRENT ASSETS
Cash	96,067	-
Prepaid expenses	20,973	-
Total Assets	$117,040	$-

LIABILITIES AND STOCKHOLDERS’ DEFICIENCY
Current liabilities
Accounts payable	$67,614	$24,582
Accrued interest	25,985	5,041
Due to related parties	34,358	34,358
Notes payable	530,798	131,000
Total Current Liabilities	658,755	194,981

STOCKHOLDERS’ DEFICIENCY
Common stock: 800,000,000 shares authorized, at $0.001 par value 161,500,000 and 112,000,000 shares issued and outstanding at May 31, 2012 and August 31,2011, respectively	161,500	112,000
Capital in excess of par value	(43,500)	(78,500)
Deficit accumulated during the exploration stage	(659,715)	(228,481)
Total Stockholders’ Deficiency	(541,715)	(194,981)
Total Liabilities and Stockholders’ Deficiency	$117,040	$-

The accompanying notes are an integral part of these unaudited financial statements

PANA-MINERALES S.A.
(An Exploration Stage Company)
STATEMENTS OF OPERATIONS
Three and Nine Months Ended May 31, 2012 and 2011 and
the Period from October 4, 2006 (Inception) to May 31, 2012
(Unaudited)

	Three Months Ended		Nine Months Ended		October 4, 2006 (date of inception)
	May 31,		May 31,		to May 31,
	2012	2011	2012	2011	2012

REVENUE	$-	$-	$-	$-	$-

EXPENSES
Exploration costs	74,494	30,000	166,355	30,000	199,198
Impairment loss on mineral claim	-	-	22,500	-	27,500
Professional fees	80,670	2,538	199,948	2,538	211,793
Impairment loss on note receivable	-	100,000	-	100,000	100,000
General and administrative expenses	12,141	-	21,487	8,211	95,239
OPERATING LOSS	$(167,305)	$(132,538)	$(410,290)	$(140,749)	$(633,730)

Other income and expense
Interest expense	(11,924)	(1,740)	(20,944)	(1,740)	(25,985)

NET LOSS	$(179,229)	$(134,278)	$(431,234)	$(142,489)	$(659,715)

Basic and diluted loss per share	$(0.000)	$(0.001)	$(0.003)	$(0.001)

Weighted average number of shares outstanding, basic and diluted	180,086,957	98,000,000	143,496,350	98,000,000

The accompanying notes are an integral part of these unaudited financial statements.

PANA-MINERALES S.A.
(An Exploration Stage Company)
STATEMENTS OF CASH FLOWS
Nine Months Ended May 31, 2012 and 2011
 Period from October 4, 2006 (Inception) to May 31, 2012
(Unaudited)

	For the nine months ended May 31, 2012	For the nine months ended May 31, 2011	From inception (October 4, 2006) to May 31, 2012

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(431,234)	$(142,489)	$(659,715)
Adjustment to reconcile net loss to net cash (used in) operating activities:
Impairment on note receivable	-	100,000	100,000
Expenses paid by third party	-	30,000	31,000
Capital contributions – expenses paid by Officers	-		19,500
Shares issued for consulting services	62,000		62,000
Impairment loss on mineral claim	22,500		27,500
Changes in operating assets and liabilities:
Accrued interest	20,944	1,740	25,985
Prepaid expense	(20,973)		(20,973)
Accounts payable	43,032	6,448	67,614
Net cash (used) in operating activities	(303,731)	(4,301)	(347,089)

CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition of mineral claim	-	-	(5,000)
Net cash ( used) in investing activities	-	-	(5,000)

CASH FLOWS FROM FINANCING ACTIVITIES:
Advances from related party	-	4,301	34,358
Proceeds from notes payable	399,798	-	399,798
Proceeds from issuance of common stock	-	-	14,000
Net cash provided by financing activities	399,798	4,301	448,156

Increase (decrease) in cash during the period	96,067	-	96,067
Cash, beginning of period	-	-	-
Cash, end of period	$96,067	$-	$96,067

Supplemental disclosure of non-cash investing and financing activities:
Capital contribution – non cash expenses	$-	$-	$19,500
Note payable issued for note receivable	-	100,000	100,000
Note payable issued for expenses paid by third party	-	30,000	31,000
Shares issued for the mineral claim option agreement	22,500	-	22,500
Shares issued for services	62,000	-	62,000

The accompanying notes are an integral part of these unaudited financial statements.

PANA-MINERALES S.A.
(An Exploration Stage Company)
NOTES TO FINANCIAL STATEMENTS
May 31, 2012
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

PANA-MINERALES S.A.
(An Exploration Stage Company)
NOTES TO FINANCIAL STATEMENTS
May 31, 2012
 (Unaudited)

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - Continued

Income Taxes - Continued

The Company’s deferred tax assets, valuation allowance, and change in valuation allowance are as follows (“NOL” denotes Net Operating Loss):

Period Ending	Estimated NOL Carry-Forward $	NOL expires	Estimated Tax Benefit from NOL $	Valuation Allowance $	Net Tax Benefit

2007	3,940	2027	1,182	(1,182)	-
2008	17,670	2028	5,301	(5,301)	-
2009	32,318	2029	9,695	(9,695)	-
2010	22,443	2030	6,733	(6,733)	-
2011	152,110	2031	45,633	(45,633)	-
2012	396,234	2032	118,870	(118,870)
	624,715		187,414	(187,414)	-

The total valuation allowance as of May 31, 2012 was $(396,234) which increased by $(118,870) for the reported period.

Due to a change in control, some of the net loss carryforwards may not be available to offset future taxable income pursuant to Section 382 of the Internal Revenue Code.

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
May 31, 2012
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

Recent Accounting Pronouncements

The Company does not expect that the adoption of recent accounting pronouncements will have a material impact on its financial statements.

PANA-MINERALES S.A.
(An Exploration Stage Company)
NOTES TO FINANCIAL STATEMENTS
May 31, 2012
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

As of May 31, 2012 the Company had expended accumulated exploration expenses in the amount of $110,694 including mineral license fees on the concessions.  The Company is currently in default on the required payments under the mining option agreement and is negotiating with Brookmount in regard to a possible extension.   Should the Company be unable to negotiate any extensions then the Company will lose this property.

PANA-MINERALES S.A.
(An Exploration Stage Company)
NOTES TO FINANCIAL STATEMENTS
May 31, 2012
 (Unaudited)

4. ACQUISITION OF MINERAL CLAIMS – (continued)

c)
On February 1, 2012, the Company entered into a Mining Option with Minerales Holdings Can Corp., a Belize corporation (“Minerales”). Under the terms of the Option Agreement, Minerales granted the Company for the period commencing on the effective date of the Option Agreement and expiring on January 31, 2015 (the “Option Term”), an exclusive option to acquire an undivided one hundred percent (100%) interest in certain mineral claims located in Quebec, Canada (the “Property”), subject to certain conditions. During the Option Term, the Company shall have the exclusive working right on the Property. The Optionor will manage or carry out mining operations at the Property and will receive an operator’s fee for doing so.

            Consideration for the Option is as follows:

•	22,500,000 shares of common stock, which were issued upon the execution of the Option Agreement
•	10,000,000 shares of common stock on or before February 1, 2013
•	7,500,000 shares of common stock on or before December 31, 2013

In order to maintain in force and exercise the Company’s option, the Company must perform certain obligations, including certain payment obligations. The Company must incur expenditures incidental to mining operations on the Property in the aggregate amount of $525,000, with at least $100,000 before December 31, 2012,  $125,000 on or before December 31, 2013 and $300,000 on or before December 31, 2014. Should the Company’s actual expenditures be less than the required amount, the Company must pay the Optionor the difference plus an administrative fee.

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

The Option Agreement contains standard representations, warranties, covenants and indemnities. The parties have selected arbitration as the mechanism to resolve any dispute that the parties cannot resolve themselves.

During the nine month period ended May 31, 2012, 22,500,000 shares of common stock were issued pursuant to the stock issuance schedule noted above, which amount of $22,500 was capitalized as option costs on the mineral property. At the close of the quarter ended May 31, 2012, the Company evaluated the recoverability of the amount paid for the option and determined to impair the amount in full. The Company after additional review has determined not to proceed with this project and is negotiating a settlement with the Optionor to return the claims and effect the return of the shares to treasury.

PANA-MINERALES S.A.
(An Exploration Stage Company)
NOTES TO FINANCIAL STATEMENTS
May 31, 2012
 (Unaudited)

5. CONSULTING SERVICES AND FINDERS FEE AGREEMENT

On February 1, 2012, Pana-Minerales S.A., a Nevada corporation (the “Company”) entered into a Consulting Services and Finder’s Fee Agreement (the “Consulting Agreement”) with Joseph Bucci. Under the terms of the Consulting Agreement, Mr. Bucci was retained to provide management services for the Company’s mineral exploration programs and the staff undertaking such programs and to assist the Company in its efforts to identify and negotiate property acquisitions and raise funds. In consideration for such services, the Company issued 15,000,000 shares of common stock of the Company to Mr. Bucci and agreed to pay a finder’s fee equal to five percent (5%) of the value of any acquired properties or financings. The term of the Consulting Agreement was twelve (12) months subject to certain termination provisions as set forth in the Consulting Agreement.

The Company issued 15,000,000 shares of common stock valued at $15,000 for the services to be rendered which amount was allocated to prepaid expense. Over the term of the contract the value of the shares issued on the contract date were allocated against compensation expense on monthly basis, recorded quarterly, based on the pro-rata value of the months of service provided in each period. On April 17, 2012, the Company reached an agreement with Joseph Bucci in regard to the mutual termination of his consulting and finder’s fee agreement, and Mr. Bucci returned a total of 15,000,000 shares to treasury for cancellation.  As consideration for return of the shares for cancellation, the Company reimbursed Mr. Bucci in the amount of $3,750 for services rendered to date under the agreement.  The shares have been returned to the Company for cancellation.

6. PREPAID EXPENSES

	May 31, 2012	August 31, 2011
Prepaid expense on exploration	$6,473	$-
Prepaid expense on trip	1,000	-
Prepaid expense on legal and investor relations relationship	13,500	-
	$20,973	$-

During the quarter ended May 31, 2012 the Company advanced $49,799 to the operator of the Mercedes mining concessions, referenced above in Note 4, to be applied to ongoing exploration activities. These amounts are allocated to expense based on work performed.  As at May 31, 2012 $6,473 remained in the prepaid account.

7. NOTES PAYABLE

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
May 31, 2012
 (Unaudited)

7. NOTES PAYABLE – (continued)

On November 7, 2011 the Company received a further advance from the same third party lender of $50,000 which amount is unsecured, bears interest at 10% per annum, and is due on or before November 7, 2012 (“Maturity”).  Interest shall accrue during the term of the loan and is payable on Maturity.

On March 27, 2012 the Company received a further advance from the same third party lender of $200,000 which amount is unsecured, bears interest at 10% per annum, and is due on or before March 27, 2013 (“Maturity”).  Interest shall accrue during the term of the loan and is payable on Maturity.

On April 10, 2012 the Company received a further advance from the same third party lender of $100,000 which amount is unsecured, bears interest at 10% per annum, and is due on or before April 10, 2013 (“Maturity”).  Interest shall accrue during the term of the loan and is payable on Maturity.

The principal amount of the loans totaling $530,798 is reflected on the Company’s balance sheets as Loans Payable.  The accrued interest for the nine month period ended May 31, 2012 is $20,944 in respect of the loans. The Company did not make any payments for accrued interest, leaving an amount of $25,985 reflected on the Company’s balance sheet as Accrued Interest.

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

On February 1, 2012, the Company issued 15,000,000 shares of common stock valued at $15,000 pursuant to consulting services and finder fees agreement. On April 17, 2012, Mr. Bucci returned 15,000,000 shares to the Company  for cancellation.  As consideration for return of the shares for cancellation, the Company  agreed to reimburse Mr. Bucci in the amount of $3,750 for services rendered to date under the agreement.  The shares have been returned to the Company for cancellation and Mr. Bucci has been issued the payment of $3,750 on May 9, 2012.  (Ref Note 5)

On February 1, 2012, the Company issued 22,500,000 shares of common stock valued at $22,500 pursuant to the mineral option agreement.  (Ref Note 4 – (c) )

On February 1, 2012, the Company issued 27,000,000 shares of common stock of valued at $27,000 to Mr. Harry Ruskowsky, the sole officer of the Company, for services rendered to the Company.

On February 1, 2012, the Company issued 10,000,000 shares of common stock of valued at $10,000 to Mr. Gibson, a director of the Company, for services rendered to the Company. On April 19, 2012, Mr. Gibson returned for cancellation a total of 10,000,000 shares to the Company which had been issued for consulting services.   As consideration for return of the shares for cancellation the Company agreed to reimburse the consultant in the amount of $10,000 for the services rendered against which the shares had been issued.   The shares have been returned to the Company for cancellation and Mr. Gibson has been paid the $10,000 as required under the agreement.

PANA-MINERALES S.A.
(An Exploration Stage Company)
NOTES TO FINANCIAL STATEMENTS
May 31, 2012
 (Unaudited)

8. CAPITAL STOCK (continued)

On February 1, 2012, the Company issued 10,000,000 shares of common stock of valued at $10,000 to a consultant for services rendered to the Company. On April 19, 2012, the consultant agreed to return for cancellation a total of 10,000,000 shares to the Company which had been issued for consulting services. As consideration for return of the shares for cancellation the Company agreed to reimburse the consultant in the amount of $10,000 for the services rendered against which the shares had been issued.   The shares have been returned to the Company for cancellation.  During the period covered by this report, the Company has paid the $10,000 consideration.

As of May 31, 2012, the Company had a total of 161,500,000 shares of common stock issued and outstanding.

9.  RELATED PARTY TRANSACTIONS

On February 1, 2012, the Company issued 27,000,000 shares of common stock of valued at $27,000 to Mr. Harry Ruskowsky, a director and the sole officer of the Company, for services rendered to the Company.

On February 1, 2012, the Company issued 10,000,000 shares of common stock of valued at $10,000 to Mr. Gibson, a director of the Company, for consulting services rendered to the Company. On April 19, 2012, Mr. Gibson returned for cancellation a total of 10,000,000 shares to theCompany.   As consideration for return of the shares for cancellation, the Company reimbursed the consultant in the amount of $10,000 for the services rendered against which the shares had been issued.

During the nine months period ended May 31, 2012, Mr. Gibson, a director of the Company, provided consulting services  related to the mining projects, valued at $17,021.

All amounts due to related parties are payable on demand and bear no interest

10. SUBSEQUENT EVENTS

Effective July 16, 2012, Mr. Harry Ruskowsky resigned as the President, Chief Executive Officer, Chief Financial Officer, Secretary and Treasurer of the Company.  Effective upon Mr. Ruskowsky’s resignation, the Board of Directors of the Company (the “Board”) appointed Mr. Yoel A Palomino to serve as the Company’s President, Chief Executive Officer, Chief Financial Officer, Secretary and Treasurer. Yoel Palomino is an electronics and communications engineer. From November 2007 to current date Mr. Palimo has been employed by Galix Biomedical Instrumentation as a Research and Development Engineer responsible for a number of different initiatives including evaluating mobile communications platforms, digital and analog circuit design, medical device design, building Linux kernel and Android Operating System/Platform implementation, ECG front end design, to name a few. Mr. Palomino holds a Bachelor of Science in Electronics and Communications Engineering having graduated in 2010.

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

On April 30, 2011, we entered into a mining option agreement with Brookmount Explorations Inc. for the Mercedes mining concessions located in the District of Comas, Province of Concepcion, Department of Junin in the Republic of Peru. Unlike the Marawi Gold Claims, the Mercedes concessions will focus mainly on silver exploration.  Under the terms of the mining option agreement, Brookmount Explorations granted us an exclusive option to acquire a 50% interest in the property subject to us undertaking expenditures in the amount of $3,100,000 before April 30, 2013. As of May 31, 2012, we had expended accumulated exploration expenses in the amount of $110,694, including mineral license fees on the concessions.

Our plan was to undertake exploration work on the Mercedes mining claims to fulfill our $750,000 exploration commitment on or before April 30, 2012.   However, we were unable to raise the funds to meet this commitment.  We do not currently have funds available to undertake the exploration but are negotiating financing with various parties.   We are also negotiating with Brookmount in regard to the possibility of extending the agreement.  Currently the Company is in default under the agreement.

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

In order to maintain in force and exercise our option, we must perform certain obligations, including certain payment obligations.  We must incur expenditures incidental to mining operations on the Property in the aggregate amount of $525,000, with at least $100,000 before December 31, 2012, $125,000 on or before December 31, 2013 and $300,000 on or before December 31, 2014.  Should our actual expenditures be less than the required amount, we must pay the Optionor the difference plus an administrative fee.  Additionally, from the date of the Option Agreement until January 31, 2015, we must carry out sufficient assessment work to keep the Property in good standing and pay any lawful taxes and charges.  We must also file assessment credits as may become available from mining operations on the Property.  If we issue the shares as required to the Optionor, make the expenditures described above and file the required assessment credits all within the proper time periods, then we will have the right to become the owner of a one hundred percent (100%) undivided interest in all or part of the Property as we may elect.    The Company has determined not to proceed with these claims as it has been unable to raise the funds on its core property and is unlikely to be able to complete any work program on this property.   It is currently negotiating with Minerales in regard to the cancellation of the transaction.

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

Comparison of three month periods ended May 31, 2012 and 2011

During the three month periods ended May 31, 2012 and 2011, we earned no revenues from operations.

For the three month periods ended May 31, 2012 and 2011, we incurred a net loss of $179,229 and $134,278, respectively.  This increase for the three month period ended May 31, 2012 is primarily attributed to exploration expenses on our mineral concessions of $74,494 ($30,000 – 2011), professional fees of $80,670 ($2,538-2011) as we acquired new mining concessions.  We also incurred interest of $11,924 ($1,740 – 2011) on loans for operations.

Comparison of nine month periods ended May 31, 2012 and 2011

During the nine month periods ended May 31, 2012 and 2011, we earned no revenues from operations.

For the nine month periods ended May 31, 2012 and 2011, we incurred a net loss of $431,234 and $142,489, respectively.  This increase for the nine month period ended May 31, 2012 is primarily attributed to exploration expenses on our mineral concessions of $166,355 ($30,000 – 2011), professional fees of $199,948 ($2,538 – 2011) as we acquired new mining concessions, impairment loss on mineral claims of $22,500 ($nil – 2011) and the commencement of increased operations.  We also incurred interest of $20,944 ($1,740 – 2011) on loans for operations.

Period from inception, October 4, 2006 to May 31, 2012

Our revenues since inception to date have been $nil.  Since inception, we have an accumulated deficit during the exploration stage of $659,715.  We expect to continue to incur losses as a result of continued exploration of our Peruvian mineral property and as a result of expenditures for general and administrative activities while we remain in the exploration stage.

Liquidity and Capital Resources

As of May 31, 2012, we had $96,067 in cash, prepaid expenses of $20,973 and a working capital deficiency of $541,715.  During the nine months ended May 31, 2012, we used net cash of $303,731 in operating activities.

During the nine months ended May 31, 2012, we received $399,798 in cash from an unrelated third party. Specifically, during the period covered by this report, we received four loans in the aggregate principal amount of $399,798 in order to fund operations.  Firstly, on September 30, 2011, we received an advance from a third party lender of $49,798, which amount is unsecured, bears interest at 10% per annum, and is due on or before September 30, 2012.  Interest shall accrue during the term of the loan and is payable on the due date.  The funds were paid to Brookmount to cover exploration costs with respect to the Mercedes mining concessions in Peru, and were recorded as a prepaid expense. As work is performed on these concessions, the related amounts are being expensed. Secondly, on November 7, 2011, we received a further advance from the same third party lender of $50,000, which amount is unsecured, bears interest at 10% per annum, and is due on or before November 7, 2012.  Interest shall accrue during the term of the loan and is payable on the due date. Thirdly, on March 27, 2012, we received a further advance from the same third party lender of $200,000, which amount is unsecured, bears interest at 10% per annum, and is due on or before March 27, 2013.  Interest shall accrue during the term of the loan and is payable on the due date. Lastly, on April 10, 2012, we received a further advance from the same third party lender of $100,000, which amount is unsecured, bears interest at 10% per annum, and is due on or before April 10, 2013.  Interest shall accrue during the term of the loan and is payable on the due date.

We will not have sufficient funds for our planned operations or to meet ongoing obligations unless we are successful in raising additional capital.

During the nine months ended May 31, 2012, we used net cash of $Nil in investing activities.  This remains unchanged from the same period ended May 31, 2011.

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

ITEM 3.                 QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS

Not Applicable.

ITEM 4.                 CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We carried out an evaluation, under the supervision and with the participation of our management, including Harry Ruskowsky, our Principal Executive Officer who is also our Principal Financial Officer, of the effectiveness of the design of our disclosure controls and procedures (as defined by Exchange Act Rules 13a-15(e) or 15d-15(e)) as of May 31, 2012, pursuant to Exchange Act Rule 13a-15.  Based upon that evaluation, our Principal Executive Officer, who is also our Principal Financial Officer, concluded that our disclosure controls and procedures are not effective as of May 31, 2012 in ensuring that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.  This conclusion is based on findings that constituted material weaknesses.  A material weakness is a deficiency, or a combination of control deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the Company’s interim financial statements will not be prevented or detected on a timely basis.

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

Changes in Internal Control Over Financial Reporting

There were no changes in our internal controls over financial reporting that occurred during the nine months ended May 31, 2012 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.  We believe that a control system, no matter how well designed and operated, cannot provide absolute assurance that the objectives of the control system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within any company have been detected.

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

On April 19, 2012, Mr. Gibson returned for cancellation a total of 10,000,000 shares to the Company which had been issued for consulting services.   As consideration for return of the shares for cancellation the Company agreed to reimburse the consultant in the amount of $10,000 for the services rendered against which the shares had been issued.   The shares have been returned to the Company for cancellation and Mr. Gibson has been paid the $10,000 as required under the agreement.

On April 19, 2012, Mr. Richard Walker, a consultant to the Company agreed to return for cancellation a total of 10,000,000 shares to the Company which had been issued for consulting services.   As consideration for return of the shares for cancellation the Company reimbursed Mr. Walker $10,000 for the services rendered against which the shares had been issued.   Mr. Walker’s shares have been returned to the Company for cancellation.

On April 17, 2012, we reached an agreement with Joseph Bucci in regard to the mutual termination of his Consulting Services and Finder’s Fee Agreement, dated February 1, 2012 (the “Agreement”), whereby Mr. Bucci agreed to return a total of 15,000,000 shares to treasury for cancellation.  As consideration for return of the shares for cancellation, we reimbursed Mr. Bucci in the amount of $3,750 for services rendered to date under the Agreement.  Mr. Bucci’s shares have been returned to the Company for cancellation.

Pursuant to all of the above transactions, the Company has received a total of 35,000,000 shares which will be returned to treasury, leaving a total of 161,500,000 shares issued and outstanding of as the date of this Quarterly Report on Form 10-Q

       Effective July 16, 2012, Mr. Harry Ruskowsky resigned as the President, Chief Executive Officer, Chief Financial Officer, Secretary and Treasurer of the Company. Effective upon Mr. Ruskowsky’ resignation, the Board of Directors of the Company (the “Board”) appointed Mr. Yoel A Palomino to serve as the Company’s President, Chief Executive Officer, Chief Financial Officer, Secretary and Treasurer. Yoel Palomino is an electronics and communications engineer. From November 2007 to current date Mr. Palimo has been employed by Galix Biomedical Instrumentation as a Research and Development Engineer responsible for a number of different initiatives including valuating mobile communications platforms, digital and analog circuit design, medical device design, building Linux kernel and Android Operating System/Platform implementation, ECG front end design, to name a few. Mr. Palomino holds a Bachelor of Science in Electronics and Communications Engineering having graduated in 2010.

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

PANA-MINERALES S.A.

Date: July 23, 2012	By:	/s/ Yoel Palomino
Name: Yoel Palomino
Title: President, Chief Executive Officer, Chief Financial Officer, Secretary, Treasurer and Director(Principal Executive Officer, Principal Financial Officer & Principal Accounting Officer)