Form 10-K
period 2012-08-31
Cortronix Biomedical Advancement Technologies Inc.
filed 2012-12-14
CIK 1380713

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

(Mark One)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended August 31, 2012

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to __________

000-53700
Commission File Number

Cortronix Biomedical Advancement Technologies Inc.
(Exact name of registrant as specified in its charter)

Nevada	98-0515701
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

8200 N.W. 41st Street, Suite 145B, Doral, FL	33166
(Address of principal executive offices)	(Zip Code)

(786) 859-3585
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Exchange Act:
Title of each class	Name of each exchange on which registered
n/a	n/a

Securities registered pursuant to Section 12(g) of the Exchange Act:
Title of class
Common Shares

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

Yes	[ ]	No	[ X]

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

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter.

The aggregate market value of voting common stock held by non-affiliates was approximately $28,400,000 as of February 29, 2012, based on the closing price of $0.3550 of the Company’s common stock on February 29, 2012 assuming solely for the purpose of this calculation that all directors, officers and greater than 10% stockholders of the registrant are affiliates.  Shares of common stock held by each officer and director have been excluded in that such persons may be deemed to be affiliates.  This determination of affiliate status is not necessarily a conclusive determination for other purposes.

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

287,000,000 common shares outstanding as of December 11, 2012

DOCUMENTS INCORPORATED BY REFERENCE

List hereunder the following documents if incorporated by reference and the Part of the Form 10-K (e.g. Part I, Part II, etc.) into which the document is incorporated: (1) Any annual report to security holders; (2) Any proxy or information statement; and (3) Any prospectus filed pursuant to Rule 424(b) or (c) of the Securities Act of 1933.

DEF 14C	Definitive Information Statement in regard to certain amendments to the articles of incorporation of the Company	Incorporated by reference to the DEF 14C filed with the Securities and Exchange Commission on November 2, 2012

Cortronix Biomedical Advancement Technologies Inc.

PART I

ITEM 1.    BUSINESS

Statements in this Form 10-K Annual Report may be “forward-looking statements.”  Forward-looking statements include, but are not limited to, statements that express our intentions, beliefs, expectations, strategies, predictions or any other statements relating to our future activities or other future events or conditions. These statements are based on current expectations, estimates and projections about our business based, in part, on assumptions made by our management. These statements are not guarantees of future performance and involve risks, uncertainties and assumptions that are difficult to predict. Therefore, actual outcomes and results may, and probably will, differ materially from what is expressed or forecasted in the forward-looking statements due to numerous factors, including those described above and those risks discussed from time to time in this Form 10-K Annual Report, including the risks described under “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and in other documents which we file with the Securities and Exchange Commission (“SEC”).

In addition, such statements could be affected by risks and uncertainties related to our financial condition, factors that affect our industry, market and customer acceptance, competition, government regulations and requirements, pricing, general industry and market conditions, growth rates, and general economic conditions. Any forward-looking statements speak only as of the date on which they are made, and we do not undertake any obligation to update any forward-looking statement to reflect events or circumstances after the date of this Form 10-K Annual Report.

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

As used in this Annual Report, the terms "we," "us," "Company," "our" and "Cortronix Advanced" mean Cortronix Biomedical Advancement Technologies Inc., unless otherwise indicated.

General Development of Business

The Company was incorporated under the laws of the State of Nevada on October 4, 2006 with authorized capital stock of 100,000,000 shares at $0.001 par value. The Company was originally organized for the purpose of acquiring and developing mineral properties.

On January 15, 2008, Cortronix Biomedical Advancement Technologies Inc. (formerly Pana-Minerales S.A.) (the “Company”, “we” “our” and “us”) purchased the Marawi Gold Claims located in the Philippines for $5,000 and obtained a mining license for an additional payment of $1,843. On September 10, 2012, the Board of Directors determined to abandon the claims as they had determined not to pursue the mining and exploration business.

On April 30, 2011, we entered into a mining option agreement with Brookmount Explorations Inc. (the “Option”) for the Mercedes mining concessions located in the District of Comas, Province of Concepcion, Department of Junin in the Republic of Peru. Unlike the Marawi Gold Claims, the Mercedes concessions will focus mainly on silver exploration. Under the terms of the mining option agreement, Brookmount Explorations Inc. granted us an exclusive option to acquire a 50% interest in the property subject to us undertaking expenditures in the amount of $3,100,000 before April 30, 2013. The Company had been unable to meet the funding requirements under the option agreement and on September 4, 2012, the Company provided Brookmount Explorations Inc. with a notice of termination as required under the option agreement, whereby the Company advised Brookmount Explorations Ltd. that pursuant to Item 5.3 of the mining option agreement dated April 30, 2011, the Company was providing Brookmount Explorations Ltd. with notice of the Company’s intention to immediately surrender all of the Company’s rights thereunder and the termination of the Option and the Agreement are hereby terminated including the working rights under the agreement had lapsed the Company had no further rights to the Mercedes concessions.

On September 7, 2011 the Company increased the authorized capital  stock of the Company to 800,000,000 shares at $0.001 par value and effected a stock dividend of 7 shares for every 1 share of common stock held by each shareholder of record as of August 16, 2011.

On February 1, 2012, the Company entered into a Mining Option Agreement with Minerales Holdings Can Corp. (“Minerales”) Under the terms of the Option Agreement, Minerales granted the Company for the period commencing on the effective date of the Option Agreement and expiring on January 31, 2015 (the “Option Term”), an exclusive option to acquire an undivided one hundred percent (100%) interest in certain mineral claims located in Quebec, Canada (the “Property”), subject to certain conditions. On September 10, 2012, the Company and Minerales entered into a Termination Agreement whereby Minerales returned for cancellation a total of 22,500,000 shares of common stock of the Company which were returned in exchange for cancellation of the Option Agreement on the Property.

On August 15, 2012, we entered into an acquisition agreement with Cortronix Technologies Inc. (“Cortronix”). Yoel Palomino, the sole officer and director of Cortronix Biomedical Advancement Technologies Inc., is the developer of the technology held by Cortronix. Cortronix was incorporated solely for the purpose of this acquisition and does not currently have any operations. The assets of Cortronix are CorlinkTM an advanced telemetric system used to transmit, analyze, report and store all types and variations of physiological studies. The closing date was September 11, 2012, which is the date the shares were transferred.

Under the terms of the agreement, the Company acquired all of the issued and outstanding shares of CorTronix in exchange for the issuance of 175,000,000 restricted shares of the common stock of the Company in exchange for all of the issued and outstanding shares of CorTronix.

On September 11, 2012, the Company issued the shares to complete this transaction. The Company intends to develop the CorTronix technology through the wholly-owned subsidiary.

The person from whom the common shares of CorTronix were acquired was Yoel Palomino who requested that the shares be issued as follows:

Yoel Palomino	122,500,000
Jorge Saer	52,500,000

This transaction effected a change in control of the Company.

The Company’s offices are at 8200 N.W. 41st Street, Suite 145B, Doral, FL 33166 and its telephone number is (786) 859-3585.

Business Development of CorTronix

CorTronix was incorporated in the State of Nevada on August 3, 2012 solely for the purpose of undertaking this acquisition.  On August 8, 2012, CorTronix was registered to do business in the State of Florida. CorTronix has not been in bankruptcy or receivership at any time. Other than as described below, CorTronix has not had any material reclassification, merger, consolidation, or purchase or sale of a significant amount of assets not in the ordinary course of business, other than the transactions described herein.

On August 15, 2012, CorTronix and its sole shareholder, Yoel Palomino entered into an Acquisition Agreement with the Company, whereby the Company acquired all of the issued and outstanding shares of CorTronix from Yoel Palomino in exchange for 175,000,000 shares of the Company's common stock (the “Share Exchange”). On September 11, 2012, the Company, CorTronix and Yoel Palomino closed the Share Exchange and CorTronix is now a wholly-owned subsidiary of the Company.  The Company is presently continuing the development of the technology and software initiated by CorTronix.

Business of CorTronixTM

CorTronix is a BioMedical Corporation with a core competency in Mobile Cardio Devices.   CorTronix is in development stages of creating a complete product line that will consist of multiple revolutionary mobile devices with the capacity to acquire and process patient/s data through a consolidated “Single Source” Network.

CorTronix integrates existing medical procedures with cutting edge wireless technology through the Company’s proprietary Network (CorLinkTM) with the intent of creating the next generation Telemetric Medical Devices.  The Company is in the “intermediate” stages of developing the infrastructure of this Global Health Network that will significantly increase the overall ability for Medical Professionals to properly diagnose and analyze Patients data remotely and in real time.

All of the products at this stage are conceptual.   Mr. Palomino and Mr. Saer have the past seven months on R&D and  design and have developed  documentation for instance circuit schematics.

The Company is currently developing software that are designed to run on various mobile software platforms including but not limited to the AndroidTM Operating System.  CorTronix BioMedical’s proprietary software will be able to be used on any existing tablet that a health care provider already may use, and will also be creating it’s CorTabTM which will have all necessary technology integrated into a single unit that will be available for sale or lease through the Company directly.

 “Tablet” – referring to mobile devices such as “IpadTM”, Galaxy TabTM”, etc. that runs on a Mobile Operating Platforms .

CorLinkTM  Health Network

CorlinkTM is an advanced telemetric system used to transmit, analyze, report and store all types and variations of physiological studies. It was originally designed for use with ECG Holter studies, but recent advancements in state of the art mobile device technology has extended its usefulness and the overall demand. Current protocol for the monitoring of cardiac patients require that the patient is connected to a Holter Recorder in 24-48 hour intervals at which time the patient is needed to return to their Doctors office or Hospital to have the Holter unhooked and analyzed.  Depending on the extent of the Patient’s medical condition, this process could be repeated over the course of two weeks or more consecutively for patients having more complicated symptoms, such cardiac event monitor can be worn for a month or more.  Existing Holter Recorder are large and bulky, usually measuring 3”x 7”x 2” and with no wireless capabilities, making everyday life very challenging.

CoreLinkTM was designed to provide the modern universal Telemedical diagnostics platform, where vital data is streamed from remote devices to Doctors anywhere in the world with mille-metric precision and effectiveness over CorTronixTM Technologies’ cutting edge Cloud based platform. This highly intelligent proprietary network will combine mobile devices with the company’s powerful Internet protocols creating a new paradigm through remote medical diagnostics.  With “Doctor to Patient” confidentiality in mind, CorLinkTM was created using .NET framework with high-level encryption, allowing information to flow instantaneously.  These factors allow for CorTronix to integrate the CorLinkTM platform seamlessly into other industries such as the Military Hospitals, Emergency Services, and other industries where “real time” vital information is essential.

CorTronix Cloud based integrated technology will pioneer a new, progressive environment, providing the catalyst for medical advancements in Telemedical Patient Care globally, which will have an immeasurable impact on the future.

The Telemedical Industry (E-Health)

Overview and History

Telemedicine is the use of telecommunication and information technologies in order to provide clinical health care at a distance. It helps eliminate distance barriers and can improve access to medical services that would often not be consistently available in distant rural communities. It is also used to save lives in critical care and emergency situations.
Although there were distant precursors to telemedicine, it is essentially a product of 20th century telecommunication and information technologies. These technologies permit communications between patient and medical staff with speed and efficiency, as well as the transmission of medical, imaging and health informatics data from one site to another.

Early forms of telemedicine achieved with telephone and radio have been supplemented with video telephony; advanced diagnostic methods supported by distributed client/server applications, and additionally with Telemedical devices to support in-home care.

Although the CorTronix integrated hardware and software system is being designed for the Telecardiology marketplace, CorTronix network and proprietary system can be modified to serve as a highly effective tool within the broad scope of Telemedicine.

Principal Products

The officers and directors of CorTronix have taken the initials steps to begin the development process of a number of different applications and products which they intend to develop and market under CorTronix .   It is not their intent to enter into any further acquisitions of these technologies but to develop and market all of them as products under the CorTronix  umbrella.

CorLinkTM

Corlink an advanced telemetric system used to transmit, analyze, report and store all types of physiological studies. It was originally designed for ECG Holter studies, but recent state of the art technology has extended its usefulness by enabling it, to transmit more patient data in a very efficient, instantaneous, and cost effective way eliminating the need for health challenged patients to make frequent visits to medical facilities for these important readings.  By using highly intelligent devices and powerful Internet protocols you are able to send patient data to healthcare professionals from a remote location and receive comprehensive reports in a matter of seconds. CorLinkTM will keep all of the CorTronix devices linked and will provide doctors with a constant feed of patient data with minimal interruptions and stability. CorLinkTM is being developed using .NET framework, this allows it to make use of secure internet protocols that allow patient data to be sent and received, without sacrificing doctor to patient confidentiality. CorLinkTM is backed up by state of the art servers, giving us unlimited storage, and internet speed.

1.	Military at Large
2.	Hospitals
3.	Global Transportation Industries
4.	Emergency Services Market
5.	Any industry with the need for Constant transfer of Any data

In general any of these 5 industries listed above will benefit, from CorlinkTM because of its speed, stability, security, and adaptability to run on multiple platforms.

CorTabTM

A hand held tablet computer powered by Android and equipped with the latest mobile technology. Cardio-Pad will have custom built software applications for ECG, Stress Test, and Holter analysis, enabling cardiologists to have the necessary tools for patient diagnosis on the go. This system will acquire real time ECG signal, while giving the doctors the ability to analyze it on the spot before sending it through our network. The studies can be sent back to a server to be kept for further testing or reference. The CorViewTM application listed below will run on CorTabTM giving it its revolutionary functionality. CorViewTM was designed from the bottom up, and optimized to take advantage of CorTabsTM hardware capabilities, such as GPS location services for patients. Cardiologist will soon take advantage of tab, and make use of the first hands on mobile ECG suite.

CorViewTM

•	Military- Mobile ECG for soldiers in war at time of injury, live monitoring of patients in military hospitals from Doctors at any location.
•	Hospitals- Hand held ECG for nurses, while checking on patients, room by room, instead of the existing large equipment on cart-like apparatus.
•
Cardio Specialists- This system will substitute the existing oversized systems that doctors currently use, to take a baseline ECG and print out s report. This system will use E-print, a totally wireless method of printing.

•
Ambulances and other Emergency Vehicles- This Tablet can be mounted in ambulances to monitor accident victims, while driving to the hospital. I can also be hand carried by EMTs to take a patients ECG if pinned inside of a wreck, and at the same time it can send back, the ECG to the Hospital so that doctors, can know in advance what the victims condition is.

 CorPakTM

A major advancement from the standard 24- hour ECG Holter Recorder, by incorporating the latest GSM mobile technology and cutting edge electronics ,the CorTronix CorPakTM will enable physicians to monitor patient's cardiac status from any location by receiving and analyzing data packages every 30 minutes. This device will be small and very portable, so that any patient can carry it just like a cellphone. CorpakTM will roam on a designated GSM network, giving doctors reliability by monitoring the patient and sending back the data. CorPakTM will have GPS location in case of an emergency. It will also be equipped with an Emergency button with a direct 911 function, in case of a severe heart attack.

•	Military- A smaller variation of CorpakTM can be worn by soldiers in the field to monitor their cardiac status
•
Hospitals/Cardiac Specialists- the average, halter recorder installed on patients while on the Hospitals, has to be removed and analyzed every 24hrs. CorPakTM, will let the nurses monitor multiple patients while sitting in a room. This will improve response times, in case of patient emergency.

•	Athletes- Monitor any athletes heart while on the field, football, soccer etc.
•
Transportation Technicians- Freight Drivers, Captains, and Pilots of both public and commercial vehicles can be monitored in real time to not only prevent a large scale accident that could cause catastrophic damage to people and property.

CorCareTM Home Monitoring System

This will be a home based system that will monitor most physiological parameters and will revolutionize the home care industry, by enabling physicians to be continuously linked to their patients at home, thus reducing hospital costs. Parameters to monitor are, ECG, Oxygen Saturation in blood, and Blood Pressure. This will be a touch screen device, that will make it very easy and comfortable for elderly people to operate. It will send patient ID and data to the corresponding physician.

•	Home care- Monitor the elderly and/or sick at home without the need for frequent visits to the hospital and/or doctors office for up to the second real time monitoring.
•	Hospitals- Monitor patients in recuperation rooms, as well as elderly care in nursing homes and hospices.

CorCheckTM Industrial Health Check System

 This system will change the way employees perform at work. It can be applied to any industry, whether it is an assembly plant, airport, heavy equipment facilities, bus and train terminals etc. Employees will be identified through finger print and facial recognition system, scanned for alcohol levels in blood, while simultaneously acquiring standard ECG. This will significantly reduce the risk of fatal accidents associated with health issues and/or substance abuse, while decreasing the company's insurance liability costs. This unit can be wall mounted at different companies where it will be used, it will be implemented in each company’s protocol that machinery operators, will have to be checked and identified before they operate machinery.

•	UPS/Fedex, DHL all freight companies- drivers, pilots, crane operators.
•	Airlines- Pilots, copilots, flight engineers
•	Municipal transportation services
•	Trucking companies- Drivers
•	Private Train Stations and Buses Companies
•	Taxi
•	Military (possibly)

Distribution Methods

The Company will rely on new and existing relationships with companies that offer other products and services within the industries named within the CorTronix business strategy.  In addition, the Company plans on entering into agreement with several consultant companies that have prior successes in one or more of these industries that the Company has identified as a target marketplace.

Competitive Business Conditions

CorTronix believes that they are pioneering the complete merger of two technologies – Medical with Mobile.  They are not aware of any companies that would have the same total competing applications as the CorTronix technology. Phillips has a product known as the Phillips Intellivue monitor which is used for the bedside monitoring of patients that may complete with CorCare which is the home care technology to be developed.  TZ Medical has a mobile Holter called Aera CT, which works through cellular GPRS which CorTronix believes is bulky, slow and difficult to use.

We are a company that prides itself in being able unify current mobile technologies with state of the art medical data acquisition systems. No other company has been able to successfully complete the merger of these two complex mechanisms and in turn make high tech mobile medical devices. We believe that our products once we have finalized the development will set apart our company from the rest by providing physicians with handheld units that out-perform existing stationary units.

CorTronix plans to provide, its customers with full integrated and intuitive solutions that will change the way we see telemedicine. Current systems being used in the world of telemedicine don't hold the potential and sophistication that our systems are expected to have, therefore CorTronix believes that our products will be unique and hold a solid position in the medical device industry and possibly redefine its own category.

Research and Development

The Company’s Chief Executive Officer and Chief Technology Officer spent the prior seven months working on the concept and design of the CorTronix technology.   The estimated costs of development to date are approximately $43,000.

Patents and Trademarks

Our products detailed herein and the name CorTronix are currently in the process of trademark registration.  CorTronix expects to apply for patents on each of the products as R&D is finalized.

Impact of Government Regulations

Our products will require FDA approval.  Section 510(k) of the Food, Drug and Cosmetic Act requires device manufacturers who must register, to notify FDA of their intent to market a medical device at least 90 days in advance. This is known as Premarket Notification - also called PMN or 510(k). Each person who wants to market in the U.S., a Class I, II, and III device intended for human use, for which a Premarket Approval (PMA) is not required, must submit a 510(k) to FDA unless the device is exempt from 510(k) requirements of the Federal Food, Drug, and Cosmetic Act (the Act) and does not exceed the limitations of exemptions in .9 of the device classification regulation chapters (e.g., 21 CFR 862.9, 21 CFR 864.9). There is no 510(k) form, however, 21 CFR 8071 Subpart E describes requirements for a 510(k) submission. Before marketing a device, each submitter must receive an order, in the form of a letter, from FDA which finds the device to be substantially equivalent (SE) and states that the device can be marketed in the U.S. This order "clears" the device for commercial distribution.

A 510(k) is a premarket submission made to FDA to demonstrate that the device to be marketed is at least as safe and effective, that is, substantially equivalent, to a legally marketed device (21 CFR 807.92(a)(3)) that is not subject to PMA. Submitters must compare their device to one or more similar legally marketed devices and make and support their substantial equivalency claims. A legally marketed device, as described in 21 CFR 807.92(a)(3), is a device that was legally marketed prior to May 28, 1976 (preamendments device), for which a PMA is not required, or a device which has been reclassified from Class III to Class II or I, or a device which has been found SE through the 510(k) process. The legally marketed device(s) to which equivalence is drawn is commonly known as the "predicate." Although devices recently cleared under 510(k) are often selected as the predicate to which equivalence is claimed, any legally marketed device may be used as a predicate. Legally marketed also means that the predicate cannot be one that is in violation of the Act.

Until the submitter receives an order declaring a device SE, the submitter may not proceed to market the device. Once the device is determined to be SE, it can then be marketed in the U.S. The SE determination is usually made within 90 days and

The submitter may market the device immediately after 510(k) clearance is granted. The manufacturer should be prepared for an FDA quality system (21 CFR 820) inspection at any time after 510(k) clearance.

What is Substantial Equivalence

A 510(k) requires demonstration of substantial equivalence to another legally U.S. marketed device. Substantial equivalence means that the new device is at least as safe and effective as the predicate.

A device is substantially equivalent if, in comparison to a predicate it:

(1)	has the same intended use as the predicate; and

(2)	has the same technological characteristics as the predicate; or

(3)	has the same intended use as the predicate; and

(4)	has different technological characteristics and the information submitted to FDA;

-	does not raise new questions of safety and effectiveness; and
-	demonstrates that the device is at least as safe and effective as the legally marketed device.

A claim of substantial equivalence does not mean the new and predicate devices must be identical. Substantial equivalence is established with respect to intended use, design, energy used or delivered, materials, chemical composition, manufacturing process, performance, safety, effectiveness, labeling, biocompatibility, standards, and other characteristics, as applicable.

A device may not be marketed in the U.S. until the submitter receives a letter declaring the device substantially equivalent. If FDA determines that a device is not substantially equivalent, the applicant may:

a.	resubmit another 510(k) with new data,

b.	request a Class I or II designation through the de novo2 process

c.	file a reclassification petition3, or

d.	submit a premarket approval application (PMA).

Some of these products will need FCC/PTCRB and AT&T approval due to their wireless capabilities, this is mostly directed at CorPak, and possibly CorTab since it will be designed using GSM wireless technology.

Costs of Compliance with Environmental Laws

At the current time the Company is not aware of any environmental laws with which it will be required to comply in order to develop and market its products. Since CorTronix is a company focused on the development of mobile medical devices, it does not produce any form of hazardous waste or chemicals, that would entitle it to comply with any environmental laws. All of the electronic components used are Lead free and ROHS compliant.

Employees

The Company currently has two employees both of whom are executives and one of whom is a member of the Board of Directors.  Cortronix’s strategy is to build the Company and add additional employees, however we intend that  the majority of time consuming manufacturing will be  outsourced with oversight by the Chief Executive Officer and the Chief Technology Officer.   At this time we cannot determine how many additional employees may be required.

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

ITEM 1A.  RISK FACTORS

Any investment in our common stock involves a high degree of risk.  Investors should carefully consider the risks described below and all of the information contained in this Current Report on Form 8-K before deciding whether to purchase our common stock.  Our business, financial condition or results of operations could be materially adversely affected by these risks if any of them actually occur.  Our shares of common stock are not currently listed on any national securities exchange. Our shares are quoted on the OTCMarkets.com, which is a quotation system.   Some of these factors have affected our financial condition and operating results in the past or are currently affecting us.  This Current Report on Form 8-K also contains forward-looking statements that involve risks and uncertainties.  Our actual results could differ materially from those anticipated in these forward-looking statements as a result of certain factors, including the risks described below and elsewhere in this Current Report on Form 8-K.

Risks Related to our Business

We need additional working capital and without adequate capital, we may not be able to fulfill our business plan.

We need additional working capital to fund our growth. However, we may not be able to access the capital we need on terms acceptable to us. If we can access financing, it may involve issuing debt or equity securities that are senior to our outstanding shares. Any issuance of convertible debt or equity securities may dilute the value of our current shares outstanding. If we issue debt securities or take loans from private investors, we may have to agree to certain covenants as a condition of those loans that restrict the manner in which we run our Company. In addition, if we cannot raise additional capital, it is likely that our potential growth will be restricted and we will be forced to scale back or curtail the implementation of our business plan. If we do not raise the additional capital, the value of your investment may decrease or become worthless.

We depend on the experience of our existing management team and the loss of either Yoel Palomino or Jorge Saer would affect our ability to implement our business plan.

Our performance is substantially dependent on the performance of Yoel Palomino, our President, Secretary, Treasurer and Chief Executive and Chief Financial Officer, and Jorge Saer, our Chief Technology Officer.  Both executives are knowledgeable about our Company and business plan.  The loss of the services of either of these key employees would require us to expend significant time and resources to seek an adequate replacement. We would also have to invest in training and educating such replacement about our business. We have limited resources and it may be difficult for us to offer compensation that would allow us to attract well-qualified executive officers. If the replacement has less experience than our existing executive officers or does not understand our business as well, we may not implement our business plan successfully. Without the expertise of Yoel Palomino and Jorge Saer or immediate and qualified successors, we may be forced to curtail operations or close the business entirely.

If we are unable to retain or motivate key personnel or hire qualified personnel, we may not be able to grow our business effectively.

Our performance is largely dependent on the talents and efforts of highly-skilled individuals. Our future success depends on our continuing ability to identify, hire, develop, motivate and retain highly-skilled personnel for all areas of our organization, as well as to identify, contract with, motivate and retain contract personnel on an outsourced basis for special projects. Competition in our industry for qualified employees and contractors is intense. Our continued ability to compete effectively depends on our ability to attract new employees and to retain and motivate our existing employees and to retain contract personnel. As we become a more mature company, we may find our recruiting efforts more challenging.  If we do not succeed in attracting excellent personnel or retaining or motivating existing personnel, we may struggle to grow our business.

Our ability to offer our products and services may be affected by a variety of United States and foreign laws.

We are required under the laws of the United States to submit our products for FDA approval and also certain of our products may require FCC/PTCRB and AT&T approval due to their wireless capabilities.   We may also be required to submit our products for approval in any other jurisdictions outside of Canada that we intend to market our products.   It is unknown at this time whether we will receive such approvals and if we do not receive the required approvals we will be unable to market our products.

Our technology may not be accepted by the market.

Our success depends on the acceptance of our products in the marketplace.  Market acceptance will depend upon several factors, including (i) the desire of consumers and corporations for the ability to use our monitoring devices and (ii) our ability to market to those individuals and corporations who wish use our technology.  A number of factors may inhibit acceptance of our products, including (i) the existence of competing products, (ii) our inability to convince consumers that they need to pay for the products and services we offer, (iii) our inability to convince corporations that they need to pay for the products and services we offer or (iv) failure of individuals and corporations to use our products.  If our products are not accepted by the market, we may have to curtail our business operations, which could have a material negative effect on operating results and result in a lower stock price.

There is significant competition in our market, which could make it difficult to attract customers, cause us to reduce prices and result in reduced gross margins or loss of market share.

The market for our products and services is highly competitive, dynamic and subject to frequent technological changes. We expect the intensity of competition and the pace of change to either remain the same or increase in the future. A number of companies offer products that provide the same or greater the functionality of our products. We may not be able to maintain our competitive position against current or potential competitors, especially those with significantly greater financial, marketing, service, support, technical and other resources. Competitors with greater resources may be able to undertake more extensive marketing campaigns, adopt more aggressive pricing policies and make more attractive offers to potential employees, distributors, resellers or other strategic partners. We expect additional competition from other established and emerging companies as the market for our products continues to develop.

We may not be able to compete successfully against current and future competitors.

We will compete, in our current and proposed businesses, with other companies, some of which have far greater marketing and financial resources and experience than we do. We cannot guarantee that we will be able to penetrate this market and be able to compete at a profit. In addition to established competitors, other companies can easily enter our market and compete with us. Effective competition could result in price reductions, reduced margins or have other negative implications, any of which could adversely affect our business and chances for success. Competition is likely to increase significantly as new companies enter the market and current competitors expand their services. Many of these potential competitors are likely to enjoy substantial competitive advantages, including: larger technical staffs, greater name recognition, larger customer bases and substantially greater financial, marketing, technical and other resources. To be competitive, we must respond promptly and effectively to the challenges of technological change, evolving standards and competitors' innovations by continuing to enhance our services and sales and marketing channels. Any pricing pressures, reduced margins or loss of market share resulting from increased competition or our failure to compete effectively, could seriously damage our business and chances for success.

We may not be able to manage our growth effectively.

We must continually implement and improve our products and services, operations, operating procedures and quality controls on a timely basis, as well as expand, train, motivate and manage our work force in order to accommodate anticipated growth and compete effectively in our market segment. Successful implementation of our strategy also requires that we establish and manage a competent, dedicated work force and employ additional key employees in corporate management, product design, client service and sales. We can give no assurance that our personnel, systems, procedures and controls will be adequate to support our existing and future operations. If we fail to implement and improve these operations, there could be a material, adverse effect on our business, operating results and financial condition.

If we do not continually introduce new products or enhance our current products, they may become obsolete and we may not be able to compete with other companies.

Technology, software applications and related infrastructure are rapidly evolving. Our ability to compete depends on our ability to develop new technologies and products as well as our ability develop our current products and services. We may not be able to keep pace with technological advances and our products may become obsolete. In addition, our competitors may develop related or similar products and bring them to market before we do, or do so more successfully, or develop technologies and products more effective than any that we have developed or are developing. If that happens, our business, prospects, results of operations and financial condition may be materially adversely affected.

We do not own patents on our products and if other companies copy our products, our revenues may decline.

We do not own patents on the products we have developed or intend to develop and we do not currently intend to file for patent protection on those products. Therefore, another company could recreate the products we manufacture and could compete against us, which could adversely affect our revenues.

If we do not succeed in our expansion strategy, we may not achieve the results we project.

Our business strategy is designed to develop and market our products and services. Our ability to implement our plans will depend primarily on the ability to attract customers and the availability of qualified and cost effective sales personnel. There are no firm agreements for employment of additional marketing personnel, and we can give you no assurance that any of our expansion plans will be successful or that we will be able to establish additional favorable relationships for the marketing and sales of our products and services. We also cannot be certain when, if ever, we will be able to hire the appropriate marketing personnel and establish additional merchandising relationships.

Economic conditions could materially adversely affect our business.

Our operations and performance depend to some degree on economic conditions and their impact on levels of consumer spending, which have recently deteriorated significantly in many countries and regions, including the regions in which we operate, and may remain depressed for the foreseeable future. For example, some of the factors that could influence the levels of consumer spending include continuing increases in fuel and other energy costs, conditions in the residential real estate and mortgage markets, labor and healthcare costs, access to credit, consumer confidence and other macroeconomic factors affecting consumer spending behavior. These and other economic factors could have a material adverse effect on demand for our products and on our financial condition and operating results.

Risks Related To Our Capital Structure

There is no current, established trading market for our common stock, and there is no assurance of an established trading market, which would adversely affect the ability of our investors to sell their securities in the public market.

Our common stock is not currently listed for trading on any national securities exchange; our stock is quoted on OTCMarkets.com, is an inter-dealer, over-the-counter market that provides significantly less liquidity than the Nasdaq Global Market and NYSE Amex. Quotes for stocks included on the OTCMarkets.com are not listed in the financial sections of newspapers as are those for the NYSE Amex and The NASDAQ Stock Market. Therefore, prices for securities traded solely on the OTC Markets may be difficult to obtain and holders of common stock may be unable to resell their securities at or near their original offering price or at any price. In addition, even if a market does develop for our securities, it is likely that it will be illiquid and sporadic.  You may find it very difficult to sell your stock.

The market price and trading volume of shares of our common stock may be volatile.

When and if an established market develops for our securities, the market price of our common stock could fluctuate significantly for many reasons, including for reasons unrelated to our specific performance, such as reports by industry analysts, investor perceptions, or negative announcements by customers, competitors or suppliers regarding their own performance, as well as general economic and industry conditions. For example, to the extent that other large companies within our industry experience declines in their share price, our share price may decline as well. In addition, when the market price of a company’s shares drops significantly, shareholders could institute securities class action lawsuits against the company. A lawsuit against us could cause us to incur substantial costs and could divert the time and attention of our management and other resources.

Shares eligible for future sale may adversely affect the market price of our common stock, as the future sale of a substantial amount of outstanding stock in the public marketplace could reduce the price of our common stock.

Additionally, the former shareholder and assigned shareholder of CorTronix  may be eligible to sell all or some of our shares of common stock by means of ordinary brokerage transactions in the open market pursuant to Rule 144, promulgated under the Securities Act (“Rule 144”), subject to certain limitations.  Under Rule 144, an affiliate stockholder who has satisfied the required holding period may, under certain circumstances, sell within any three-month period a number of securities which does not exceed the greater of 1% of the then outstanding shares of common stock or the average weekly trading volume of the class during the four calendar weeks prior to such sale. As of September 11, 2012, 1% of our issued and outstanding shares of common stock was equal to approximately 3,140,000 shares. Non-affiliate stockholders are not subject to volume limitations.  Any substantial sale of common stock pursuant to any resale prospectus or Rule 144 may have an adverse effect on the market price of our common stock by creating an excessive supply.

If we fail to maintain effective internal controls over financial reporting, the price of our common stock may be adversely affected.

We are required to establish and maintain appropriate internal controls over financial reporting. Failure to establish those controls, or any failure of those controls once established, could adversely impact our public disclosures regarding our business, financial condition or results of operations. Any failure of these controls could also prevent us from maintaining accurate accounting records and discovering accounting errors and financial frauds. Rules adopted by the SEC pursuant to Section 404 of the Sarbanes-Oxley Act of 2002 require annual assessment of our internal control over financial reporting.  The standards that must be met for management to assess the internal control over financial reporting as effective are complex, and require significant documentation, testing and possible remediation to meet the detailed standards. We may encounter problems or delays in completing activities necessary to make an assessment of our internal control over financial reporting. If we cannot assess our internal control over financial reporting as effective, investor confidence and share value may be negatively impacted.

In addition, management’s assessment of internal controls over financial reporting may identify weaknesses and conditions that need to be addressed in our internal controls over financial reporting or other matters that may raise concerns for investors. Any actual or perceived weaknesses and conditions that need to be addressed in our internal control over financial reporting, disclosure of management’s assessment of our internal controls over financial reporting, or disclosure of our public accounting firm’s attestation to or report on management’s assessment of our internal controls over financial reporting may have an adverse impact on the price of our common stock.

We may not be able to achieve the benefits we expect to result from the Share Exchange.

On September 11, 2012, we closed the Acquisition Agreement with the Company and the former shareholder of CorTronix, pursuant to which the Company acquired 100% of the issued and outstanding securities of CorTronix in exchange for shares of the Company’s common stock. As a result, CorTronix became a 100%-owned subsidiary of the Company, and the Company’s sole business operations became that of CorTronix.

We may not realize the benefits that we hoped to receive as a result of the Acquisition Agreement, which include:

-access to the capital markets of the United States;
-the increased market liquidity expected to result from exchanging stock in a private company for securities of a public company that may eventually be traded;
-the ability to use registered securities to make acquisition of assets or businesses;
-increased visibility in the financial community;
-enhanced access to the capital markets;
-improved transparency of operations; and
-perceived credibility and enhanced corporate image of being a publicly traded company.

There can be no assurance that any of the anticipated benefits of the Acquisition Agreement will be realized with respect to our new business operations.  In addition, the attention and effort devoted to achieving the benefits of the Acquisition Agreement and attending to the obligations of being a public company, such as reporting requirements and securities regulations, could significantly divert management’s attention from other important issues, which could materially and adversely affect our operating results or stock price in the future.

Compliance with changing regulation of corporate governance and public disclosure will result in additional expenses.

Changing laws, regulations and standards relating to corporate governance and public disclosure, including the Sarbanes-Oxley Act of 2002 and related SEC regulations, have created uncertainty for public companies and significantly increased the costs and risks associated with accessing the public markets and public reporting. For example, on January 30, 2009, the SEC adopted rules requiring companies to provide their financial statements in interactive data format using the eXtensible Business Reporting Language, or XBRL. We currently have to comply with these rules. Our management team will need to invest significant management time and financial resources to comply with both existing and evolving standards for public companies, which will lead to increased general and administrative expenses and a diversion of management time and attention from revenue generating activities to compliance activities.

Our common stock is considered a “penny stock,” and thereby is  subject to additional sale and trading regulations that may make it more difficult to sell.

Our common stock, which is quoted for trading on the OTCMarkets.com, is considered to be a “penny stock” because of the following reasons: (i) it trades at a price less than $5.00 per share; (ii) it is NOT traded on a “recognized” national exchange; (iii) it is NOT quoted on the Nasdaq Capital Market, or even if so, has a price less than $5.00 per share; or (iv) is issued by a company that has been in business less than three years with net tangible assets less than $5 million.

The principal result or effect of being designated a “penny stock” is that securities broker-dealers participating in sales of our common stock will be subject to the “penny stock” regulations set forth in Rules 15-2 through 15g-9 promulgated under the Exchange Act. For example, Rule 15g-2 requires broker-dealers dealing in penny stocks to provide potential investors with a document disclosing the risks of penny stocks and to obtain a manually signed and dated written receipt of the document at least two business days before effecting any transaction in a penny stock for the investor’s account. Moreover, Rule 15g-9 requires broker-dealers in penny stocks to approve the account of any investor for transactions in such stocks before selling any penny stock to that investor. This procedure requires the broker-dealer to (i) obtain from the investor information concerning his or her financial situation, investment experience and investment objectives; (ii) reasonably determine, based on that information, that transactions in penny stocks are suitable for the investor and that the investor has sufficient knowledge and experience as to be reasonably capable of evaluating the risks of penny stock transactions; (iii) provide the investor with a written statement setting forth the basis on which the broker-dealer made the determination in (ii) above; and (iv) receive a signed and dated copy of such statement from the investor, confirming that it accurately reflects the investor’s financial situation, investment experience and investment objectives. Compliance with these requirements may make it more difficult and time consuming for holders of our common stock to resell their shares to third parties or to otherwise dispose of them in the market or otherwise.

We do not foresee paying cash dividends in the foreseeable future and, as a result, our investors’ sole source of gain, if any, will depend on capital appreciation, if any.

We do not plan to declare or pay any cash dividends on our shares of common stock in the foreseeable future and currently intend to retain any future earnings for funding growth.  As a result, investors should not rely on an investment in our securities if they require the investment to produce dividend income.  Capital appreciation, if any, of our shares may be investors’ sole source of gain for the foreseeable future.  Moreover, investors may not be able to resell their shares of our common stock at or above the price they paid for them.

ITEM 1B.  UNRESOLVED STAFF COMMENTS

The Company is a smaller reporting company and is not required to provide this information.

ITEM 2.  PROPERTIES

The Company does not own any property or real estate.

ITEM 3.    LEGAL PROCEEDINGS

We know of no pending proceedings to which any director, member of senior management, or affiliate is either a party adverse to us, or has a material interest adverse to us.

ITEM 4.    MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5.  MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Market Information, Holders and Dividends

The Company's common stock is currently quoted on the Over-the-Counter Markets (OTC/BB) under the trading symbol “CBAT”.   The Company’s trading symbol prior to November 23, 2012 was “PNAM”.

Following is a report of high and low closing bid prices for each quarterly period for the fiscal year ended August 31, 2012 and from trading during   December 30, 2010 through August 31, 2011 when the Company was quoted on the Over-the-Counter Bulletin Board.

Quarter	High ($)	Low ($)
4th Quarter ended 08/31/2012	0.30	0.26
3rd Quarter ended 05/31/2012	0.365	0.28
2nd Quarter ended 02/29/2012	0.51	0.01
1st Quarter ended 11/30/2011	0.01	0.01

4th Quarter ended 08/31/2011	0.10	0.01
3rd Quarter ended 05/31/2011	0.00	0.00
2nd Quarter ended 02/28/2011	0.00	0.00

The above information was provided by OTC Markets.  The quotations provided may reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions.

Holders

As of October 19, 2012, there were 4 record holders of the Company’s common stock (which number does not include the number of stockholders whose shares are held by a brokerage house or clearing agency, but does include such brokerage houses or clearing agencies as one record holder.

Dividends

We have never declared or paid any cash dividends on our common stock.  We intend to retain earnings, if any, to support the development of our business and therefore do not anticipate paying cash dividends for the foreseeable future. Payment of future dividends, if any, will be at the discretion of our board of directors after taking into account various factors, including current financial condition, operating results and current and anticipated cash needs.

Securities Authorized for Issuance under Equity Compensation Plans

The Company does not currently have any equity compensation plans.

Recent Sales of Unregistered Securities; Use of Proceeds from Registered Securities

Recent Sales of Unregistered Securities

There were no unregistered securities sold or issued by the Company without the registration of these securities under the Securities Act of 1933 in reliance on exemptions from such registration requirements, within the period covered by this report, which have not been previously included in a Quarterly Report on Form 10-Q or a Current Report on Form 8-K.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

During each month within the fourth quarter of the fiscal year ended August 31, 2012, other than disclosed herein neither we nor any “affiliated purchaser,” as that term is defined in Rule 10b-18(a)(3) under the Exchange Act, repurchased any of our common stock or other securities.

Our previous officer and director, Harry Ruskowsky was previously issued 27,000,000 shares of restricted Common Stock of the Company in consideration for consulting services.  On August 3, 2012, Mr. Ruskowsky returned the 27,000,000 shares to us for cancellation in connection with his resignation as a Director and Officer of the Company and an agreement between Mr. Ruskowsky and the Company for return of the shares.

ITEM 6.   SELECTED FINANCIAL DATA

The Company is a smaller reporting company and is not required to provide this information.

ITEM 7.   MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Forward-Looking Statements

This annual report contains forward-looking statements relating to future events or our future financial performance.  In some cases, you can identify forward-looking statements by terminology such as "may", "should", "intends", "expects", "plans", "anticipates", "believes", "estimates", "predicts", "potential", or "continue" or the negative of these terms or other comparable terminology.  These statements are only predictions and involve known and unknown risks, uncertainties and other factors which may cause our or our industry's actual results, levels of activity or performance to be materially different from any future results, levels of activity or performance expressed or implied by these forward-looking statements.

Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity or performance.  You should not place undue reliance on these statements, which speak only as of the date that they were made.  These cautionary statements should be considered with any written or oral forward-looking statements that we may issue in the future.  Except as required by applicable law, including the securities laws of the United States, we do not intend to update any of the forward-looking statements to conform these statements to actual results, later events or circumstances or to reflect the occurrence of unanticipated events.

In this annual report unless otherwise specified, all dollar amounts are expressed in United States dollars and all references to “common shares” refer to the common shares of our capital stock. The management’s discussion and analysis of our financial condition and results of operations are based upon our financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP").

Liquidity and Capital Resources

The Company has changed its business direction and has divested of its mineral claims subsequent to August 31, 2012 and it intends to engage in the development of proprietary technology more particularly described under Business of the Company.

We had no cash on hand as of August 31, 2011 and $22,889 cash on hand as of August 31, 2012 plus a deposit of $50,000 which we made to CorTronix for working capital.   We will not have sufficient funds for our planned operations or to meet ongoing obligations unless we are successful in raising additional capital.

For the fiscal year ended August 31, 2012, we were funded by an unrelated third party in the amount of $448,373 ($48,574 of which was paid directly to third parties) the majority of which was expended on our mining concessions as compared to $131,000 received in related party loans during fiscal 2011 expended on our mining concessions and operations.

For the fiscal year ended August 31, 2012, we used net cash of $nil in investing activities. We used $nil in investing activities for the fiscal year ended August 31, 2011.

Plan of Operations

We anticipate that we will require a minimum of $500,000 over the next twelve months in order to finalize the R&D on the majority of our products and to maintain public company operations.   In that twelve month period we anticipate that we will have 4 out of 5 prototypes completed and in the approval process while continuing development of the final products.   We are allocating a total of $400,000 for R&D for the 12 months, however we may not expend the entire R&D budget over the twelve month period as it is dependent on the timelines for development of each product.

CorLink & CorView:
40% complete
Cost to completion $75,000

CorTab
35% complete
Cost to completion $75,000

CorPak
5% complete
Cost to completion  $90,000

CorCare
10% complete
Cost to completion $75,000

CorCheck
10% complete
Cost to completion $85,000

Total R&D funding: $400,000

We do not presently have sufficient funds to undertake our plan of operations.   We believe we have sufficient funds to maintain the public company reporting status but will need to raise funds in order to undertake our business plan.   We intend to raise these funds by the sale of equity or loans as they can be negotiated.  We do not currently have any sources for such funding and we cannot predict whether we will be able to raise the funding required to undertake our business plan.

Our ability to continue operations will be dependent upon the successful completion of additional long-term or permanent equity financing, the support of creditors and shareholders, and, ultimately, the achievement of profitable operations.  There can be no assurances that we will be successful, which would in turn significantly affect our ability to be successful in our new business plan.  If not, we will likely be required to reduce operations or liquidate assets.  We will continue to evaluate our projected expenditures relative to our available cash and to seek additional means of financing in order to satisfy our working capital and other cash requirements.

There is substantial doubt about our ability to continue as a going concern as the continuation of our business is dependent upon achieving success in our required television development efforts and ultimately having a profitable level of operations.  The issuance of additional equity securities by us could result in a significant dilution in the equity interests of our current stockholder.  Obtaining commercial loans, assuming those loans would be available, will increase our liabilities and future cash commitments.

Results of Operations

The discussion and financial statements contained herein are for our fiscal year ended August 31, 2012 and August 31, 2011. The following discussion regarding our financial statements should be read in conjunction with our financial statements included herewith.

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

Comparison of the Fiscal Year Ended August 31, 2012 and August 31, 2011

During the fiscal years ended August 31, 2012 and 2011, we earned no revenues from operations.

For the fiscal year ended August 31, 2012, our loss from operations increased substantially to $420,104 from $147,069 in the prior year. This increase was mainly due to exploration costs of $172,828 in 2012 as compared to exploration costs of $31,000 in 2011 and an increase in professional fees to $188,677 for 2012 as compared to $6,992 during fiscal 2011, as well as an increase in general and administration expenses tof $36,099 during fiscal 2012 as compared to $9,077 during fiscal 2011, and the   impairment on our mineral claims of $22,500 during fiscal 2012 (no comparable impairment in fiscal 2011).  The 2012 operations had no impairment on notes receivable as the Company took an impairment of $100,000 in fiscal 2011.

Period from inception, October 4, 2006 to August 31, 2012

Our revenues since inception to date have been $nil. Since inception, we have an accumulated deficit during the exploration stage of $685,451. We expect to continue to incur losses as a result of expenditures for general and administrative activities and the development of the new acquired technology during fiscal 2013.

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

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to stockholders.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

This Company is a smaller reporting company and is not required to provide this information.

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

The financial statements and supplementary data required by this Item 8 are listed in Item 15(a) (1) and begin on page F-1 of this Annual Report on Form 10-K.

CORTRONIX BIOMEDICAL ADVANCEMENT TECHNOLOGIES INC.
(formerly PANA-MINERALES, S.A.)
(An Exploration Stage Company)

REPORT AND FINANCIAL STATEMENTS

August 31, 2012
(Stated in US Dollars)

Page

Audited Financial Statements

Report of Independent Registered Public Accounting Firms	F-2, F-3

Balance Sheets	F-4

Statements of Operations	F-5

Statements of Changes in Stockholders’ Equity	F-6

Statements of Cash Flows	F-7

Notes to Audited Financial Statements	F-8 to F-18

SADLER, GIBB & ASSOCIATES, L.L.C.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors
Cortronix Biomedical Advancement Technologies Inc.
(Formerly Pana-Minerales S.A.)
(An Exploration Stage Company)

We have audited the accompanying balance sheet of Cortronix Biomedical Advancement Technologies Inc. (Formerly Pana-Minerales S.A.) (An Exploration Stage Company) (the “Company”) as of August 31, 2012, and the related statements of operations, stockholders’ deficiency and cash flows for the year ended August 31, 2012, and for the period October 4, 2006 (date of inception) to August 31, 2012. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit. The financial statements of the Company for the year ended August 31, 2011, and for the period October 4, 2006 (date of inception) to August 31, 2011 were audited by other auditors whose report, dated December 12, 2011, expressed an unqualified opinion on those statements.

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

In our opinion the financial statements referred to above present fairly, in all material respects, the financial position of Cortronix Biomedical Advancement Technologies Inc. (Formerly Pana-Minerales S.A.) (An Exploration Stage Company) as of August 31, 2012, and the results of their operations and their cash flows for the year ended August 31, 2012, and for the period October 4, 2006 (date of inception) to August 31, 2012, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 3 to the financial statements, the Company has not yet established an ongoing source of revenue sufficient to cover its operating costs which raises substantial doubt about its ability to continue as a going concern. Management’s plans concerning these matters are also described in Note 3. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Sadler, Gibb & Associates, LLC

Sadler, Gibb & Associates, LLC
Farmington, UT
December 14, 2012

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

BIOMEDICAL ADVANCEMENT TECHNOLOGIES INC.
(Formerly Pana-Minerales S.A.)
(An Exploration Stage Company)
BALANCE SHEETS

	August 31, 2012	August 31, 2011
ASSETS
Current assets
Cash	$22,889	$-
Deposit to related party	50,000	-
Total current assets	72,889	-

Total Assets	$72,889	$-

LIABILTIES AND STOCKHOLDERS’ DEFICIENCY
Current liabilities
Accounts payable	$19,702	$24,582
Accrued interest	41,907	5,041
Advances from related parties	34,358	34,358
Notes payable	579,373	131,000
Total Current Liabilities	675,340	194,981

STOCKHOLDERS’ DEFICIENCY
Common stock: 800,000,000 shares authorized, at $0.001 par value 134,500,000 and 112,000,000 shares issued and outstanding at August 31, 2012 and August 31, 2011, respectively	134,500	112,000
Additional paid-in capital	(51,500)	(78,500)
Deficit accumulated during the exploration stage	(685,451)	(228,481)
Total Stockholders’ Deficiency	(602,451)	(194,981)
Total Liabilities and Stockholders’ Deficiency	$72,889	$-

The accompanying notes are an integral part of these financial statements.

CORTRONIX BIOMEDICAL ADVANCEMENT TECHNOLOGIES INC.
(Formerly Pana-Minerales S.A.) (An Exploration Stage Company)
STATEMENTS OF OPERATIONS
For the year ended August 31, 2012 and 2011
 and for the period from
October 4, 2006 (date of inception) to August 31, 2012

	Year ended August 31,		October 4, 2006 (date of inception) to August 31,
	2012	2011	2012

REVENUE	$-	$-	$-

EXPENSES
Exploration costs	172,828	31,000	205,671
Impairment loss on mineral claim	22,500	-	27,500
Professional fees	188,677	6,992	200,522
Impairment loss on note receivable	-	100,000	100,000
Other general and administrative expenses	36,099	9,077	109,851
OPERATING LOSS	(420,104)	(147,069)	(643,544)

Other income and expense
Interest expense	(36,866)	(5,041)	(41,907)

NET LOSS	$(456,970)	$(152,110)	$(685,451)

Basic and diluted loss per share	$(0.00)	$(0.00)

Weighted average number of shares outstanding, basic and diluted	155,768,493	112,000,000

The accompanying notes are an integral part of these financial statements.

CORTRONIX BIOMEDICAL ADVANCEMENT TECHNOLOGIES INC.
(Formerly Pana-Minerales S.A.) (An Exploration Stage Company)
STATEMENT OF STOCKHOLDERS’ DEFICIENCY
For the Period from October 4, 2006 (date of inception) to August 31, 2012

				Accumulated
				Deficit
			Additional	During the
	Common Stock		paid-in	Exploration
	Shares	Amount	Capital	Stage	Total

Balance October 4, 2006	-	$-	$-	$-	$-
Issuance of common shares for cash, August 31, 2007	8,000,000	8,000	(7,000)	-	1,000
Net loss	-	-	-	(3,940)	(3,940)
Balance, August 31, 2007	8,000,000	8,000	(7,000)	(3,940)	(2,940)

Issuance of common shares for cash, August 23, 2008	104,000,000	104,000	(91,000)	-	13,000
Net loss for the period	-	-	-	(17,670)	(17,670)
Balance, August 31, 2008	112,000,000	112,000	(98,000)	(21,610)	(7,610)

Capital contributions – non cash expenses	-	-	3,900	-	3,900
Net loss for the period	-	-	-	(32,318)	(32,318)
Balance, August 31, 2009	112,000,000	112,000	(94,100)	(53,928)	(36,028)

Capital contributions – non cash expenses	-	-	15,600	-	15,600
Net loss for the period				(22,443))	(22,443)
Balance, August 31, 2010	112,000,000	112,000	(78,500)	(76,371)	(42,871)

Net loss for the period	-	-	-	(152,110)	(152,110)
Balance, August 31, 2011	112,000,000	112,000	(78,500)	(228,481)	(194,981)

Common shares issued for services	62,000,000	62,000			62,000
Cancellation of common shares issued for services	(62,000,000)	(62,000)	27,000		(35,000)
Common stock issued for mineral option agreement	22,500,000	22,500			22,500
Net loss for the period				(456,970)	(456,970)
Balance, August 31, 2012	134,500,000	$134,500	$(51,500)	$(685,451)	$(602,451)

The accompanying notes are an integral part of these financial statements.

CORTRONIX BIOMEDICAL ADVANCEMENT TECHNOLOGIES INC.
(Formerly Pana-Minerales S.A.) (An Exploration Stage Company)
STATEMENTS OF CASH FLOWS
For the years ended August 31, 2012 and 2011
and for the period from October 4, 2006 (date of inception) to August 31, 2012

	Year ended August 31, 2012	Year ended August 31, 2011	From inception (October 4, 2006) to August 31, 2012

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(456,970)	$(152,110)	$(685,451)
Adjustment to reconcile net loss to net cash (used in) operating activities:
Impairment on note receivable	-	100,000	100,000
Expenses paid by third party	48,574	31,000	79,574
Common stock issued for services	27,000	-	27,000
Impairment loss on mineral claim	22,500	-	27,500
Capital contributions – expenses paid by Officers		-	19,500
Changes in operating assets and liabilities:
Deposit to related party	(50,000)	-	(50,000)
Accrued interest	36,866	5,041	41,907
Accounts payable	(4,880)	11,768	19,702
Net cash provided by (used) in operating activities	(376,910)	(4,301)	(420,268)

CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition of mineral claim	-	-	(5,000)
Net cash provided by ( used) in investing activities	-	-	(5,000)

CASH FLOWS FROM FINANCING ACTIVITIES:
Advances from related party	-	4,301	34,358
Proceeds from note payable	399,799	-	399,799
Proceeds from issuance of common stock	-	-	14,000
Net cash provided by financing activities	399,799	4,301	448,157

Increase (decrease) in cash during the period	22,889	-	22,889
Cash, beginning of period	-	-	-
Cash, end of period	$22,889	$-	$22,889

Supplemental disclosure of non-cash investing and financing activities:
Common stock issued for mineral option agreement	$22,500	$-	$22,500
Common stock issued for services	$27,000	$-	$27,000
Capital contribution – non cash expenses	$-	$-	$19,500
Note payable issued for note receivable	$-	$100,000	$100,000
Note payable issued for expenses paid by third party	$48,574	$31,000	$79,574

The accompanying notes are an integral part of these financial statements.

CORTRONIX BIOMEDICAL ADVANCEMENT TECHNOLOGIES INC.
(Formerly Pana-Minerales S.A.) (An Exploration Stage Company)
NOTES TO FINANCIAL STATEMENTS
August 31, 2012

1. ORGANIZATION

The Company, Cortronix Biomedical Advancement Technologies Inc. (formerly Pana-Minerales S.A.), was incorporated under the laws of the State of Nevada on October 4, 2006 with authorized capital stock of 100,000,000 shares at $0.001 par value.  The Company was organized for the purpose of acquiring and developing mineral properties. At the report date mineral claims, with unknown reserves, have been acquired. The Company has not established the existence of a commercially mineable ore deposit and therefore has not reached the development stage. During the fiscal year ended August 31, 2012, the Company had entered into agreements whereunder it has made commitments to expend a total of $2,000,000 on exploration of certain mineral claims by November 2012, with a minimum of $750,000 to be expended by April 2012, (see Note 5 below). The Company has commenced expenditures on this exploration program, and as a result has re-evaluated its stage of development, previously disclosed as the pre-exploration stage. As of August 31, 2012, Management of the Company considers the Company to be in the exploration stage.

On September 7, 2011 the Company effected a stock dividend of 7 shares for every 1 share of common stock held by each shareholder of record as of August 16, 2011.  As of August 31, 2012 the Company has a total of 134,500,000 issued and outstanding shares of common stock and authorized capital stock of 800,000,000.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Accounting Method

The Company recognizes income and expenses based on the accrual method of accounting.

Dividend Policy

The Company has not yet adopted a policy regarding payment of dividends.

Basic and Diluted Net Income (loss) Per Share

Basic net income (loss) per share amounts is computed based on the weighted average number of shares actually outstanding. Diluted net income (loss) per share amounts are computed using the weighted average number of common and common equivalent shares outstanding as if shares had been issued on the exercise of any common share rights unless the exercise becomes antidilutive and then the basic and diluted per share amounts are the same. As of August 31, 2012, the Company has no common stock equivalents outstanding.

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

CORTRONIX BIOMEDICAL ADVANCEMENT TECHNOLOGIES INC.
(Formerly Pana-Minerales S.A.) (An Exploration Stage Company)
NOTES TO FINANCIAL STATEMENTS
August 31, 2012

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - Continued

Income Taxes - Continued

The Company’s deferred tax assets, valuation allowance, and change in valuation allowance are as follows (“NOL” denotes Net Operating Loss):

Period Ending	Estimated NOL Carry-Forward $	NOL expires	Estimated Tax Benefit from NOL $	Valuation Allowance $	Net Tax Benefit $

2007	3,940	2027	1,379	(1,379)	-
2008	17,670	2028	6,185	(6,185)	-
2009	32,318	2029	11,311	(11,311)	-
2010	22,443	2030	7,855	(7,855)	-
2011	152,110	2031	53,239	(53,239)	-
2012	456,970	2032	159,940	(159,940)	-
	533,341		239,909	(239,909)	-

The total valuation allowance as of August 31, 2012 is $239,909 which increased by $159,940 for the year ended August 31, 2012.

As of August 31, 2012 and 2011, the Company has no unrecognized income tax benefits. The Company’s policy for classifying interest and penalties associated with unrecognized income tax benefits is to include such items as tax expense. No interest or penalties have been recorded during the years ended August 31, 2012, and 2011 and no interest or penalties have been accrued as of August 31, 2012 and 2011.

The tax years from 2007 and forward remain open to examination by federal and state authorities due to net operating loss and credit carryforwards. The Company is currently not under examination by the Internal Revenue Service or any other taxing authorities.

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

CORTRONIX BIOMEDICAL ADVANCEMENT TECHNOLOGIES INC.
(Formerly Pana-Minerales S.A.) (An Exploration Stage Company)
NOTES TO FINANCIAL STATEMENTS
August 31, 2012

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

CORTRONIX BIOMEDICAL ADVANCEMENT TECHNOLOGIES INC.
(Formerly Pana-Minerales S.A.) (An Exploration Stage Company)
NOTES TO FINANCIAL STATEMENTS
August 31, 2012

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

4.  DEPOSIT TO RELATED PARTY

The Company advanced $50,000 to CorTronix Technologies Inc. (CTT) on August 9, 2012 for operating capital. This advance was made in anticipation of the acquisition of CTT, which took place on September 11, 2012. The Sole Director of CTT is Yoel Palomino, who is also the sole director of the Company.

5. ACQUISITION OF MINERAL CLAIMS

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

Consideration for the Option is as follows:

1) Upon execution of the agreement, a third party of the Company paid $100,000 to Brookmount on behalf of the Company, pursuant to the Option agreement. Brookmount then executed a promissory note payable to the Company for $100,000, due and payable on May 5, 2012 (“maturity”) with interest accruing at ten (10%) percent per annum. Principal and interest are payable on the maturity date (see Footnote 6 below);

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

As of the fiscal year ended August 31, 2012 the Company had expended accumulated exploration expenses in the amount of $205,671 including mineral license fees on the concessions.  The Company is currently in default on the required payments under the mining option agreement.

CORTRONIX BIOMEDICAL ADVANCEMENT TECHNOLOGIES INC.
(Formerly Pana-Minerales S.A.) (An Exploration Stage Company)
NOTES TO FINANCIAL STATEMENTS
August 31, 2012

5. ACQUISITION OF MINERAL CLAIMS – (continued)

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

Consideration for the Option is as follows:

•
22,500,000 shares of common stock, which were issued upon the execution of the Option Agreement (these shares were valued at $.001 per share, which is the value of other shares issued at the same time).

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

During the fiscal year ended August 31, 2012, 22,500,000 shares of common stock were issued pursuant to the stock issuance schedule noted above, which amount of $22,500 was capitalized as option costs on the mineral property. At the close of the period ended August 31, 2012, the Company evaluated the recoverability of the amount paid for the option and determined to impair the amount in full. Also, after additional review, the Company determined not to proceed with this project and subsequently negotiated the return of the 22,500,000 shares that were issued under the agreement.

CORTRONIX BIOMEDICAL ADVANCEMENT TECHNOLOGIES INC.
(Formerly Pana-Minerales S.A.) (An Exploration Stage Company)
NOTES TO FINANCIAL STATEMENTS
August 31, 2012

6. LOANS PAYABLE

A summary of the principal balances of notes payable included in the balance sheet as of August 31, 2012:

Date	Principal
April 15, 2011	$50,000
May 6, 2011	50,000
May 26, 2011	31,000
Balance at August 31, 2011	131,000

September 30, 2011	49,798
October 5, 2011	3,903
November 5, 2011	8,570
November 7, 2011	50,000
January 10, 2012	1,995
March 12, 2012	21,320
March 27, 2012	200,000
April 5, 2012	6,214
April 10, 2012	100,000
July 6, 2012	6,573
Balance at August 31, 2012	$579,373

At August 31, 2012 and 2011, there was a balance of $579,373 and $131,000 outstanding, respectively, due and payable to an unrelated third party.  These notes each have a one year term, bearing interest at ten (10%) percent per annum and are payable in full on the anniversary date.  The accrued interest for the period ended August 31, 2012 and 2011 totaled $41,907 and $5,041, respectively, for these loans. Through August 31, 2012, the Company did not make any interest payments, leaving an amount of $41,907 reflected on the Company’s balance sheet as Accrued Interest.

Certain of these loans with a principal balance totaling $134,903 came due and payable in the current period at which time the lender agreed to convert the loans to “demand” loans, with interest continuing to accrue until such time as they are paid in full.

CORTRONIX BIOMEDICAL ADVANCEMENT TECHNOLOGIES INC.
(Formerly Pana-Minerales S.A.) (An Exploration Stage Company)
NOTES TO FINANCIAL STATEMENTS
August 31, 2012

7. IMPAIRMENT LOSS ON NOTE RECEIVABLE

On May 31, 2011, the Company determined it was probable that the note receivable it executed with Brookmount (footnote 5 above) would not be collectible. Accordingly, the Company recorded a related impairment loss of $100,000 in these financial statements.

8. SIGNIFICANT TRANSACTIONS WITH RELATED PARTY

As of August 31, 2012, a former officer and director, was due an amount totaling $34,358 (2011 - $34,358) which amount bears no interest, is unsecured and payable on demand. Effective September 23, 2011, the officer and director resigned from the Company’s Board of Directors and as the President, Chief Executive Officer, Chief Financial Officer, Secretary and Treasurer of the Company. Concurrent with this resignation, the Board of Directors appointed Mr. Harry Ruskowsky to serve as the Company’s President, Chief Executive Officer, Chief Financial Officer, Secretary and Treasurer and to the Board of Directors and Mr. David L. Gibson to the Board of Directors. Mr. Davis remains a related party due to his 28.5% ownership of the Company’s issued and outstanding common stock.

On February 1, 2012, the Company issued 27,000,000 shares of common stock to Mr. Harry Ruskowsky, a director and the sole officer of the Company, for consulting services rendered to the Company. These shares were valued at $27,000, which was the value of the services provided. Effective August 3, 2012, Mr. Harry Ruskowsky resigned as a Director of Cortronix Biomedical Advancement Technologies Inc. (the “Company”), and agreed to return for cancellation a total of 27,000,000 shares to the Company.

On February 1, 2012, the Company issued 10,000,000 shares of common stock to Mr. Gibson, a director of the Company, for consulting services rendered to the Company. These shares were valued at $10,000, which was the value of the services provided. On April 19, 2012, Mr. Gibson returned the 10,000,000 shares to the Company for cancellation, and was paid consideration of $10,000 for this transaction. Additionally, Mr. Gibson was paid $12,113 for consulting services related to mining projects, during the year ended August 31, 2012.

All amounts due to related parties are payable on demand and bear no interest.

9. COMMON STOCK

On September 7, 2011, the Company affected an 8 to 1 stock dividend with a corresponding increase (from 100,000,000 to 800,000,000) in the number of authorized shares of the Company’s common stock. Shareholders of the Company received a stock dividend of seven (7) additional shares for each one (1) share of the Company’s issued and outstanding common stock prior to the dividend. The stock dividend has been retroactively reflected in all share and per share numbers in these financial statements, unless otherwise noted.

On February 1, 2012, the Company issued 15,000,000 shares of common stock to Mr. Bucci, an unrelated third party, valued at $15,000, based on the value of the services to be provided, pursuant to consulting agreement. On April 15, 2012, Mr. Bucci returned the 15,000,000 shares to the Company for cancellation, and was paid $3,750 for the services performed to date under the related consulting agreement.

On February 1, 2012, the Company issued 22,500,000 shares of common stock valued at $22,500 pursuant to the mineral option agreement.

CORTRONIX BIOMEDICAL ADVANCEMENT TECHNOLOGIES INC.
(Formerly Pana-Minerales S.A.) (An Exploration Stage Company)
NOTES TO FINANCIAL STATEMENTS
August 31, 2012

9. COMMON STOCK – (continued)

On February 1, 2012, the Company issued 27,000,000 shares of common stock to Mr. Harry Ruskowsky, a director and the sole officer of the Company, for consulting services rendered to the Company. These shares were valued at $27,000, which was the value of the services provided. Effective August 3, 2012, Mr. Harry Ruskowsky resigned as a Director of Cortronix Biomedical Advancement Technologies Inc. (the “Company”), and agreed to return for cancellation a total of 27,000,000 shares to the Company.

On February 1, 2012, the Company issued 10,000,000 shares of common stock to Mr. Gibson, a director of the Company, for consulting services rendered to the Company. These shares were valued at $10,000, which was the value of the services provided. On April 19, 2012, Mr. Gibson returned the 10,000,000 shares to the Company for cancellation.

On February 1, 2012, the Company issued 10,000,000 shares of common stock to a consultant, valued at $10,000, based on the value of the consulting services provided to the Company. On April 15, 2012, the consultant returned the 10,000,000 shares to the Company for cancellation, and was paid $10,000 for this transaction.

10. SUBSEQUENT EVENTS

(1)	Acquisition

On August 15, 2012, we entered into an acquisition agreement with Cortronix Technologies Inc. (“Cortronix”).  Yoel Palomino, the sole officer and director of Cortronix Biomedical Advancement Technologies Inc., is the developer of the technology held by Cortronix. Cortronix was incorporated solely for the purpose of this acquisition and does not currently have any operations. The assets of Cortronix are CorlinkTM an advanced telemetric system used to transmit, analyze, report and store all types and variations of physiological studies. Under the terms of the acquisition agreement Cortronix will become a wholly owned subsidiary of the Company and will be the operational company, which will continue with the commercialization of the technology it holds.

Under the terms of the agreement, the Company acquired all of the issued and outstanding shares of Cortronix in exchange for the issuance of 175,000,000 restricted shares of the Company. Of the 175,000,000 shares 122,500,000 were issued to Yoel Palomino and 52,500 to Cortronix’ Chief Technology Officer, Jorge Saer.  Additionally, Cortronix has agreed to pay Mr. Palomino an annual salary of $125,000, and Mr. Saer a monthly consulting fee of $4,000.

Further, the Company was required to divest itself of its current mineral property options upon the acquisition of Cortronix.

The closing date was September 11, 2012, which is the date shares were transferred.

The business combination was accounted for as a reverse acquisition and recapitalization using accounting principles applicable to reverse acquisitions whereby the financial statements subsequent to the date of the transaction are presented as a continuation of Cortronix.  Under reverse acquisition accounting Cortronix (subsidiary) is treated as the accounting parent (acquirer) and the Company (parent) is treated as the accounting subsidiary (acquiree). All outstanding shares will be restated to reflect the effect of the business combination.

CORTRONIX BIOMEDICAL ADVANCEMENT TECHNOLOGIES INC.
(Formerly Pana-Minerales S.A.) (An Exploration Stage Company)
NOTES TO FINANCIAL STATEMENTS
August 31, 2012

10. SUBSEQUENT EVENTS - continued

(1)	Acquisition (continued):

The unaudited pro forma condensed consolidated balance sheet and statement of operations reflects amounts as if the transaction had occurred on September 1, 2011.  As a result of this business combination, Cortronix became a wholly owned subsidiary of the Company.

The information presented in the unaudited pro forma combined financial statements does not purport to represent what the financial position or results of operations would have been had the acquisition occurred as of September 1, 2011, nor is it indicative of future financial position or results of operations.  You should not rely on this information as being indicative of the historical results that would have been achieved had the companies always been combined, or the future result that the combined company will experience after the Exchange Transaction is consummated.

The pro forma adjustments are based upon available information and certain assumptions that the Company believes is reasonable under the circumstances. The unaudited pro forma financial statements should be read in conjunction with the accompanying notes and assumptions and the historical financial statements of the Company and Cortronix.

CORTRONIX BIOMEDICAL ADVANCEMENT TECHNOLOGIES INC.
(Formerly Pana-Minerales S.A.) (An Exploration Stage Company)
NOTES TO FINANCIAL STATEMENTS
August 31, 2012

10. SUBSEQUENT EVENTS - continued

(1)	Acquisition (continued):

CORTRONIX BIOMEDICAL ADVANCEMENT TECHNOLOGIES INC.
(Formerly Pana-Minerales S.A.)
(A Development Stage Company)
PROFORMA CONSOLIDATED BALANCE SHEET
August 31, 2012
(UNAUDITED)

	The Company	Cortronix	Adjustments	Note	Pro Forma

Assets
Current
Cash	$22,889	$31,275			$54,164
Deposit to related party	50,000	-	(50,000)	(b)
Security deposit	-	3,390			3,390
Total current assets	72,889	34,665	-		57,554

Fixed assets	-	6,690			6,690
Total assets	$72,889	$41,355	$(50,000)		$64,244

Liabilities
Accounts payable and accrued liabilities	$19,702	$3,832			$23,534
Accrued interest	41,907	-			41,907
Advances from related party	34,358	50,000	(50,000)	(b)	34,358
Promissory notes	579,373	-			579,373
Total current liabilities	675,340	53,832	(50,000)		679,172

Stockholders’ Equity (Deficit)
Capital stock - $0.001 par value
common shares	134,500	750	(750)	(a)	287,000
			175,000	(a)
			(22,500)	(a)
Additional paid-in capital	(51,500)		(837,201)	(c)	(888,701)
Deficit accumulated during the exploration stage	(685,451)	-	22,500	(a)	-
			(174,250)	(a)
			837,201	(c)
Deficit accumulated during the development stage	-	(13,227)			(13,227)
Total stockholders’ equity (deficit)	(602,451)	(12,477)	-		(614,928)
Total liabilities and stockholders’ equity (deficit)	$72,889	$41,355	$(50,000)		$64,244

CORTRONIX BIOMEDICAL ADVANCEMENT TECHNOLOGIES INC.
(Formerly Pana-Minerales S.A.) (An Exploration Stage Company)
NOTES TO FINANCIAL STATEMENTS
August 31, 2012

10. SUBSEQUENT EVENTS - continued

(1)	Acquisition (continued):

CORTRONIX BIOMEDICAL ADVANCEMENT TECHNOLOGIES INC.
(Formerly Pana-Minerales S.A.)
(A Development Stage Company)
PROFORMA CONSOLIDATED STATEMENTS OF OPERATIONS
For the year ended August 31, 2012
(UNAUDITED)

	The Company	Cortronix	Adjustments	Pro Forma

REVENUE

EXPENSES
Exploration costs	$172,828	$-	$-	$172,828
Impairment loss on mineral claim	22,500	-	-	22,500
Professional fees	188,677	-	-	188,677
Management fees	-	9,615	-	9,615
Other general and administrative expenses	36,099	3,612	-	39,711
OPERATING LOSS	(420,104)	(13,227)	-	(433,331)

Interest expense	(36,866)	-	-	(36,866)

NET LOSS	$(456,970)	$(13,227)	$-	$(470,197)

Pro Forma adjustments:

(a)
Reflects the effect of business combination on acquisition of Cortronix for the impact of the issuance of 175,000,000 restricted shares of the Company in exchange for the all the issued and outstanding shares of Cortronix; and 22,500,000 shares return to the Company for the divestment of the mineral property option.

(b)	Reflects the elimination of all intercompany balances between the Company and Cortronix.
(c)	Transfer the accumulated deficit during the exploration stage to additional paid in capital.

(2)	Other subsequent events:

On February 1, 2012, the Company entered into a Mining Option Agreement with Minerales Holdings Can Corp. (“Minerales”) Under the terms of the Option Agreement, Minerales granted the Company for the period commencing on the effective date of the Option Agreement and expiring on January 31, 2015 (the “Option Term”), an exclusive option to acquire an undivided one hundred percent (100%) interest in certain mineral claims located in Quebec, Canada (the “Property”), subject to certain conditions. On September 10, 2012, the Company and Minerales entered into a Termination Agreement whereby Minerales returned for cancellation a total of 22,500,000 shares of common stock of the Company which were returned in exchange for cancellation of an the Option Agreement on the Property.

On October 16, 2012, our Board of Directors of Cortronix Biomedical Advancement Technologies Inc. (the “Company”) unanimously adopted resolutions approving the change of our name to Cortronix Biomedical Advancement Technologies Inc. ( the “Amendment”). The Amendment to our articles of incorporation was filed with the Secretary of State in Nevada to be effective November 22, 2012.

The Company made further deposits to Cortronix of $20,000 subsequent to August 31, 2012.

ITEM 9.   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

In the fiscal years ended August 31, 2012 and 2011, there have been no changes in the Company’s accounting policies, nor have there been any disagreements with our accountants.

Item 9A.   CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management, under supervision and with the participation of the Company’s Principal Executive Officer and Principal Financial Officer, evaluated the effectiveness of our disclosure controls and procedures, as defined under Exchange Act Rules 13a-15(e) and 15d-15(e). Based upon this evaluation, the Principal Executive Officer and Principal Financial Officer concluded that, as of August 31, 2012, because of the material weakness in our internal control over financial reporting (“ICFR”) described below, our disclosure controls and procedures were not effective.

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

Management assessed the effectiveness of our internal control over financial reporting as of August 31, 2012. In making the assessment, management used the criteria issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework. Based on its assessment, management concluded that, as of August 31, 2012, our internal control over financial reporting was not effective and that material weaknesses in ICFR existed as more fully described below.

As defined by Auditing Standard No. 5, “An Audit of Internal Control Over Financial Reporting that is Integrated with an Audit of Financial Statements” established by the Public Company Accounting Oversight Board (“PCAOB”), a material weakness is a deficiency or combination of deficiencies that results in more than a remote likelihood that a material misstatement of annual or interim financial statements will not be prevented or detected. In connection with the assessment described above, management identified the following control deficiencies that represent material weaknesses as of August 31, 2012:

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

Management's Remediation Initiatives

As of August 31, 2012, management assessed the effectiveness of our internal control over financial reporting. Based on that evaluation, it was concluded that during the period covered by this report, the internal controls and procedures were not effective due to deficiencies that existed in the design or operation of our internal controls over financial reporting. However, management believes these weaknesses did not have an effect on our financial results. During the course of their evaluation, we did not discover any fraud involving management or any other personnel who play a significant role in our disclosure controls and procedures or internal controls over financial reporting.

Due to a lack of financial and personnel resources, we are not able to, and do not intend to, immediately take any action to remediate these material weaknesses. We will not be able to do so until, if ever, we acquire sufficient financing and staff. We will implement further controls as circumstances, cash flow, and working capital permits. Notwithstanding the assessment that our ICFR was not effective and that there were material weaknesses as identified in this report, we believe that our financial statements contained in our Annual Report on Form 10-K for the period ended August 31, 2012, fairly presents our financial position, results of operations, and cash flows for the periods covered, as identified, in all material respects.

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

Due to a lack of financial and personnel resources, we are not able to, and do not intend to, immediately take any action to remediate these material weaknesses.  We will not be able to do so until, if ever, we acquire sufficient financing and staff to do so.  We will implement further controls as circumstances, cash flow, and working capital permits.  Notwithstanding the assessment that our ICFR was not effective and that there were material weaknesses as identified in this report, we believe that our financial statements contained in our Annual Report on Form 10-K for the period ended April 30, 2012, fairly presents our financial position, results of operations, and cash flows for the periods covered, as identified, in all material respects.

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

This Annual Report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting.  Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to  the rules of the Securities and Exchange Commission that permit the Company to provide only management’s report in this annual report.

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

ITEM 9B.  OTHER INFORMATION

None.

PART III

ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE.

Directors, Executive Officers Promoters and Control Persons

The following persons are our executive officers and directors of the Company as of September 11, 2012 and hold the positions set forth opposite their respective names.

Name	Age	Position
Yoel Palomino	25	Chief Executive Officer, President, Secretary, Treasurer and Director
Jorge Saer	52	Chief Technology Officer

Our directors hold office until the earlier of their death, resignation or removal  by  the stockholders of the Company or until their successors have been qualified.  Our officers are elected annually by, and serve at the pleasure of, our board of directors.  We feel our officers and directors should serve in such capacity in light of our business structure because: they all have a degree or professional diploma or they have management knowledge, they have previous experience in the industry and are able to adapt to changes within the industry, and they are able to work resourcefully to strategize for the Company.

Biographies

Yoel Palomino - Chief Executive Officer, Chief Financial Officer, President, Secretary, Treasurer and Director

Yoel Palomino is an electronics and communications engineer. From August 15, 2012, Mr. Palomino commenced full time employment with the CorTronix.  From November 2007 to August 15, 2012 Mr. Palomino was employed by Galix Biomedical Instrumentation as a Research and Development Engineer responsible for a number of different initiatives including evaluating mobile communications platforms, digital and analog circuit design, medical device design, building Linux kernel and Android Operating System/Platform implementation, ECG front end design, to name a few. Mr. Palomino holds a Bachelor of Science in Electronics and Communications Engineering having graduated in 2010.

Mr. Palomino is not an officer or director of any other reporting issuers.

Jorge Saer– Chief Technology Officer

From 1987 to present, Mr. Saer has been a university professor.  He is currently teaching at both Universidad Católica Argentina and Universidad Abierta Interamericana where he teaches courses related to Computer Science, and Software Engineering. He is a dedicated software solutions and developer professional with progressive and significant experience in analysis, design, development and maintenance of C++ and MFC code (15+ years’ experience in C++, +20 years’ experience in C language).  He is experienced in operating-system/software installation, Internet research, and software testing.  Mr. Saer has been a freeland software developer and IT consultant since January 1989 in addition to his teaching.   He has provided support and software solutions to several enterprises such as DOW Chemical, Cargill, Repsol, CAPEX (A Westinghouse Company), Pioneer (A DuPont Company) and GBI International Corp among others.  He is the founder and Chief Engineer of Brown River Technologies, a software development company based in Rosario, Argentina.  He holds a Master of Science degree in electronics from the Facultad de Ciencias Exactas e Ingeniería • Universidad Nacional de Rosario).

Mr. Saer is not an officer or director of any other reporting issuers.

There are no family relationships among directors and executive officers.  There are no arrangements or understandings between any director or executive officer and any other person(s) pursuant to which a director or executive officer was selected.  Our executive officers are elected annually by our Board of Directors.

We know of no pending proceedings to which any director, member of senior management, or affiliate is either a party adverse to us, or has a material interest adverse to us.

None of our executive officers or directors within the last five years have been involved in any bankruptcy proceedings, been convicted in or has pending any criminal proceedings, been subject to any order, judgment or decree enjoining, barring, suspending or otherwise limiting involvement in any type of business, securities or banking activity or been found to have violated any federal, state or provincial securities or commodities law.

Code of Ethics

As of the date of this report, the Company has not adopted a code of ethics that applies to its principal executive officer, principal financial officer, principal accounting officer or controller or persons performing similar functions. The Company intends to review and finalize the adoption of a code of ethics during the fiscal year ended August 31, 2013. Upon adoption, the Company will file a copy of its code of ethics with the Securities and Exchange Commission as an exhibit to its annual report for the period during which the code of ethics is adopted.

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

Based on a review of Forms 3, 4, and 5 and amendments thereto furnished to the registrant during its most recent fiscal year ending August 31, 2012, the following represents each person who did not file on a timely basis reports required by Section 16(a) of the Exchange Act:

Name	Reporting Person	Form 3/# of transactions	Form 4/# of transactions	Form 5/# of transactions
David Gibson	Prior Director	N/A	Late/1	N/A
Yoel Palomino	President, CEO, Secretary, Treasurer, CFO and Director	Late/1	N/A	N/A

ITEM 11.  EXECUTIVE COMPENSATION

The following table sets forth information for the individuals who served as the senior executive officers of the Company during any portion of the last two fiscal years.

SUMMARY COMPENSATION TABLE

Name and Principal Position	Fiscal Year ended August 31	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	All Other Compensation ($)	Total ($)
Yoel Palomino, PEO and PFO (Appointed July 16, 2012)	2012	-0-	-0-	-0-	-0-	-0-	-0-
Harry Ruskowsky, former PEO and PFO (Resigned July 16, 2012)	2012	-0-	-0-	27,000(1)	-0-	-0-	27,000
Hector Davis, former PEO and PFO (Resigned 9/23/2011)	2012	-0-	-0-	-0-	-0-	-0-	-0-
Hector Davis, former PEO and PFO (Resigned 9/23/2011)	2011	-0-	-0-	-0-	-0-	-0-	-0-

(1)The Company issued a total of 27,000,000 shares valued at $27,000 to Mr. Ruskowsky for services renerder to the Company, Subsequent to the period covered by this report, Mr. Ruskowsky resigned and returned these shares to the Company for cancellation.

Employment Agreements

The Company did not have any employment agreements during the fiscal year ended August 31, 2012.

 DIRECTOR COMPENSATION

During the most recent fiscal year, no directors were provided any compensation for their services as directors.

The Company has made no arrangements for the cash remuneration of its directors, except that they will be entitled to receive reimbursement for actual, demonstrable out-of-pocket expenses, including travel expenses, if any, made on the Company’s behalf.

Compensation Committee

We do not currently have a compensation committee.  The Company’s Executive Compensation is currently approved by the Board of Directors of the Company in the case of the Company’s Principal Executive Officer.   For all other executive compensation contracts, the Principal Executive Officer will negotiate and approve the contracts and compensation.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

Security Ownership of Certain Beneficial Owners

The following table sets forth information, as of November 15, 2012, 2012, with respect to the beneficial ownership of the Company’s Common Stock by each person known by the Company to be the beneficial owner of more than 5% of the outstanding common stock.  Information is also provided regarding beneficial ownership of common stock if all outstanding options, warrants, rights and conversion privileges (to which the applicable 5% stockholders have the right to exercise in the next 60 days) are exercised and additional shares of common stock are issued.

Title Of Class	Name And Address Of Beneficial Owner	Amount And Nature Of Beneficial Owner	Percent Of Class (1)
Common	Yoel Palomino	122,500,000 shares of common stock held directly	39.58%
Common	Jorge Saer	52,500,000 shares of common stock held directly	16.96%
Common	Hector Davis	32,000,000 shares of common stock held directly	10.34%
(1) Beneficial ownership is determined in accordance with SEC rules and includes voting or investment power with respect to securities. All shares of common stock subject to options or warrants exercisable within 60 days of November 15, 2012 are deemed to be outstanding and beneficially owned by the persons holding those options or warrants for the purpose of computing the number of shares beneficially owned and the percentage ownership of that person. They are not, however, deemed to be outstanding beneficially owned for the purpose of computing the percentage ownership of any other person. Subject to the paragraph above, the percentage ownership of outstanding shares is based on 309,500,000 shares of common stock outstanding as of November 15, 2012.

Security Ownership of Management

The following table shows, as of November 15, 2012, the shares of the Company’s common stock beneficially owned by each director (including each nominee), by each of the executive officers and by all directors and executive officers as a group.  Information is also provided regarding beneficial ownership of common stock if all outstanding options, warrants, rights and conversion privileges (to which the applicable officers and directors have the right to exercise in the next 60 days) are exercised and additional shares of common stock are issued.

Title Of Class	Name Of Beneficial Owner	Amount And Nature Of Beneficial Ownership	Percent of Class (1)
Common	Yoel Palomino President, CEO, Secretary Treasurer , CFO and director.	122,500,000 common shares held directly	39.58%
Common	Jorge Saer, Chief Technology Officer of Cortronix	52,500,000 common shares held directly	16.96%
Common	All Officers and Directors as a group	175,000,000 Common shares, issued and exercisable	56.54%
(1) Beneficial ownership is determined in accordance with SEC rules and includes voting or investment power with respect to securities. All shares of common stock subject to options or warrants exercisable within 60 days of November 15, 2012 are deemed to be outstanding and beneficially owned by the persons holding those options or warrants for the purpose of computing the number of shares beneficially owned and the percentage ownership of that person. They are not, however, deemed to be outstanding beneficially owned for the purpose of computing the percentage ownership of any other person. Subject to the paragraph above, the percentage ownership of outstanding shares is based on 309,500,000 shares of common stock outstanding as of November 15, 2012.

Changes in Control

There were no changes in control during the fiscal year ended August 31, 2012.   However, subsequent to the fiscal year ended August 31, 2012, the Company completed the acquisition of CorTronix thus effecting a change in control of the Company.

ITEM 13.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

Certain Relationships and Related Transactions

On February 1, 2012, the Company issued 27,000,000 shares of common stock to Mr. Harry Ruskowsky, a director and the sole officer of the Company, for consulting services rendered to the Company. These shares were valued at $27,000, which was the value of the services provided. Effective August 3, 2012, Mr. Harry Ruskowsky resigned as a Director of Cortronix Biomedical Advancement Technologies Inc. (the “Company”), and agreed to return for cancellation a total of 27,000,000 shares to the Company.

On February 1, 2012, the Company issued 10,000,000 shares of common stock to Mr. Gibson, a director of the Company, for consulting services rendered to the Company. These shares were valued at $10,000, which was the value of the services provided. On April 19, 2012, Mr. Gibson returned the 10,000,000 shares to the Company for cancellation, and was paid consideration of $10,000 for this transaction. Additionally, Mr. Gibson was paid $12,113 for consulting services related to mining projects, during the year ended August 31, 2012.

Review, Approval or Ratification of Transactions with Related Persons

The Company does not currently have any written policies and procedures for the review, approval or ratification of any transactions with related persons.

Promoters and Certain Control Persons

None

Parents

There are no parents of the Company

Director Independence

As of the date of this Annual Report, we have no independent directors.

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

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES

The following table sets forth the fees billed to the Company for professional services rendered by the Company's principal accountant, for the year ended August 31, 2012 and 2011:

Services	2012 $	2011 $
Audit fees	15,580	8,250
Audit related fees		-
Tax fees		-
Total fees	15,580	8,250

Audit fees consist of fees for the audit of the Company's annual financial statements or services that are normally provided in connection with the statutory and regulatory filings of the annual financial statements.

Audit-related services include the review of the Company's financial statements and quarterly reports that are not reported as Audit fees.

Tax fees included tax planning and various taxation matters.

PART IV

ITEM 15.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES

EXHIBITS

Number	Description
3.1(a)	Articles of Incorporation.	Incorporated by reference to the Company’s Form S-1 registration statement filed with the Securities and Exchange Commission on October 14, 2008.
3.1(b)	Amendment to Articles of Incorporation	Incorporated by reference to the Company’s Current Report on Form 8-K filed on September 9, 2011.
3.1(c)	Amendment to Articles of Incorporation	Incorporated by reference to the Company’s Definitive 14C filed on November 2, 2012
3.2(a)	Bylaws.	Incorporated by reference to the Company’s Form S-1 registration statement filed with the Securities and Exchange Commission on October 14, 2008.
3.2(b)	Amendment to Bylaws	Incorporated by reference to the Company’s Current Report on Form 8-K filed on September 28, 2011.
10.1	Consulting Services and Finders Fee Agreement, dated February 1, 2012	Incorporated by reference to the Company’s Current Report on Form 8-K filed on February 1, 2012.
10.2	Mining Option Agreement, dated February 1, 2012	Incorporated by reference to the Company’s Current Report on Form 8-K filed on February 1, 2012.
10.3	Mutual Release Agreement by and between the Company and David Gibson	Incorporated by reference to the Company’s Form 10-K annual report filed with the Securities and Exchange Commission on December 14, 2011.
10.4	Form of Promissory Note	Incorporated by reference to the Company’s Form 10-K annual report filed with the Securities and Exchange Commission on December 14, 2011.
10.5	Acquisition Agreement between the Company and Cortronix dated August 15, 2012	Incorporated by reference to the Company’s Current Report on Form 8-K filed on August 21, 2012.
10.6	Assignment Agreement between Yoel Palomino and Cortronix dated August 10, 2012	Incorporated by reference to the Company’s Current Report on Form 8-K filed on August 21, 2012.
16.1	Letter from Madsen & Associates CPA’s, Inc. dated October 12, 2012 regarding change in certified accountant	Incorporated by reference to the Company’s Current Report on Form 8-K filed on October 15, 2012.
23.1	Consent from Madsen & Associates CPA's Inc. dated December 14, 2012	Filed herewith
31.1	Section 302 Certification- Principal Executive Officer	Filed herewith
31.2	Section 302 Certification- Principal Financial Officer	Filed herewith
32.1	Certification Pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith
101.INS	XBRL Instance Document	**
101.SCH	XBRL Taxonomy Extension Schema	**
101.CAL	XBRL Taxonomy Extension Calculation Linkbase	**
101.DEF	XBRL Taxonomy Extension Definition Linkbase	**
101.LAB	XBRL Taxonomy Extension Label Linkbase	**
101.PRE	XBRL Taxonomy Extension Presentation Linkbase	**
**To be filed by amendment

Financial Statements

The following consolidated financial statements of the Company are filed as part of this Annual Report on Form 10-K as follows:

Report of Independent Registered Public Accounting Firms	F-2, F-3
Balance Sheets	F-4
Statements of Operations	F-5
Statement of Changes in Shareholders’ Equity	F-6
Statements of Cash Flows	F-7
Notes to the Financial Statements	F-8 to F-18

All other schedules have been omitted because they are not applicable, not required under the instructions, or the information requested is set forth in the financial statements or related notes there to.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CORTRONIX BIOMEDICAL ADVANCEMENT TECHNOLOGIES INC.

Date:	December 14, 2012	By:	/s/ Yoel Palomino
		Name:	Yoel Palomino
		Title:	President, Secretary, Treasurer, Principal Executive Officer and Principal Accounting Officer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated, who constitute the entire board of directors:

Date:	December 14, 2012	By:	/s/ Yoel Palomino
		Name:	Yoel Palomino
		Title:	President, Secretary, Treasurer, Principal Executive Officer and Principal Accounting Officer