Form 10-Q
period 2012-11-30
Cortronix Biomedical Advancement Technologies Inc.
filed 2013-01-22
CIK 1380713

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended November 30, 2012

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
N/A
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

Yes [ ] No [ X ]

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

Yes [ ] No [ ]

APPLICABLE ONLY TO CORPORATE ISSUERS

287,000,000 shares of common stock issued and outstanding as of January 15, 2013
(Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.)

Cortronix Biomedical Advancement Technologies Inc.

CAUTIONARY NOTE REGARDING FORWARD LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995. Reference is made in particular to the description of our plans and objectives for future operations, assumptions underlying such plans and objectives, and other forward-looking statements included in this report. Such statements may be identified by the use of forward-looking terminology such as “may,” “will,” “expect,” “believe,” “estimate,” “anticipate,” “intend,” “continue,” or similar terms, variations of such terms, or the negative of such terms. Such statements are based on management’s current expectations and are subject to a number of factors and uncertainties, which could cause actual results to differ materially from those described in the forward-looking statements. Such statements address future events and conditions concerning, among others, capital expenditures, earnings, litigation, regulatory matters, liquidity and capital resources, and accounting matters. Actual results in each case could differ materially from those anticipated in such statements by reason of factors such as future economic conditions, changes in consumer demand, legislative, regulatory and competitive developments in markets in which we operate, results of litigation, and other circumstances affecting anticipated revenues and costs, and the risk factors set forth under the heading “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended August 31, 2012 filed on December 14, 2012.

In this Quarterly Report on Form 10-Q, references to “dollars” and “$” are to United States dollars and references to “we,” “us,” “Company,” “our” means Cortronix Biomedical Advancement Technologies Inc., unless otherwise indicated.

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

PART I – FINANCIAL INFORMATION
Item 1.  Financial Statements

 The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions for Form 10-Q and Article 210 8-03 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.  In the opinion of management, all adjustments considered necessary for a fair presentation have been included.  All such adjustments are of a normal recurring nature.  Operating results for the three month period ended November 30, 2012 are not necessarily indicative of the results that may be expected for the fiscal year ending August 31, 2013.  For further information refer to the financial statements and footnotes thereto included in our company’s Annual Report on Form 10-K for the fiscal year ended August 31, 2012.

CORTRONIX BIOMEDICAL ADVANCEMENT TECHNOLOGIES INC.
 (A Development Stage Company)
CONSOLIDATED BALANCE SHEETS
(Unaudited)

	November 30, 2012	August 31, 2012
ASSETS
Current assets
Cash	$49,424	$31,686
Prepaid expenses	66,981	1,813
Total current assets	116,405	33,499

Security deposit	3,390	3,390
Equipment and furniture, net	15,373	6,690
Total Assets	$135,168	$43,579

LIABILTIES AND STOCKHOLDERS’ DEFICIENCY
Current liabilities
Accounts payable and accrued liabilities	$21,230	$1,161
Accounts payable – related parties	4,000	-
Accrued interest	56,532	-
Payroll liabilities	4,535	2,604
Advances from related parties	34,358	50,000
Notes payable	729,374	-
Total Current Liabilities	850,029	53,765

STOCKHOLDERS’ DEFICIENCY
Common stock: 800,000,000 shares authorized, at $0.001 par value 287,000,000 and 175,000,000 shares issued and outstanding at November 30, 2012 and August 31, 2012, respectively	287,000	175,000
Additional paid- in capital	(888,702)	(174,250)
Deficit accumulated during the development stage	(113,159)	(10,936)
Total Stockholders’ Deficiency	(714,861)	(10,186)
Total Liabilities and Stockholders’ Deficiency	$135,168	$43,579

The accompanying notes are an integral part of these consolidated financial statements.

CORTRONIX BIOMEDICAL ADVANCEMENT TECHNOLOGIES INC.
 (A Development Stage Company)
CONSOLIDATED STATEMENTS OF OPERATIONS
For the three months ended November 30, 2012
 and for the period from
August 3, 2012 (date of Inception) to November 30, 2012

	Three months ended November 30, 2012	August 3, 2012 (date of Inception) to November 30, 2012
REVENUE	$-	$-

EXPENSES
Professional fees	12,706	12,706
Salary and wages	43,250	52,865
Depreciation	255	255
Other general and administrative expenses	31,388	32,709
OPERATING LOSS	(87,599)	(98,535)

Other income and expense
Interest expense	(14,624)	(14,624)

NET LOSS	$(102,223)	$(113,159)

Basic and diluted loss per share	$(0.00)*

Weighted average number of shares outstanding, basic and diluted	273,461,538
* Denotes less than $(0.01) per share

The accompanying notes are an integral part of these consolidated financial statements.

CORTRONIX BIOMEDICAL ADVANCEMENT TECHNOLOGIES INC.
 (A Development Stage Company)
CONSOLIDATED STATEMENT OF STOCKHOLDERS’ DEFICIENCY
For the Period from August 3, 2012 (date of Inception) to November 30, 2012

				Accumulated
				Deficit
			Additional	During the
	Common Stock		paid-in	Development
	Shares	Amount	Capital	Stage	Total

Balance August 3, 2012	-	$-	$-	$-	$-
Issuance of common shares for cash, August 3, 2012	750,000	750	-	-	750
Recapitalization effect on issuance of common shares	174,250,000	174,250	(174,250)	-	-
Net loss	-	-	-	(10,936)	(10,936)
Balance, August 31, 2012	175,000,000	175,000	(174,250)	(10,936)	(10,186)

Recapitalization on September 11, 2012	112,000,000	112,000	(714,452)	-	(602,452)
Net loss for the period	-	-	-	(102,223)	(102,223)
Balance, November 30, 2012	287,000,000	287,000	(888,702)	(113,159)	(714,861)

The accompanying notes are an integral part of these consolidated financial statements.

CORTRONIX BIOMEDICAL ADVANCEMENT TECHNOLOGIES INC.
 (A Development Stage Company)
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the three months ended November 30, 2012
and for the period from August 3, 2012 (date of Inception) to November 30, 2012

	Three Months ended November 30, 2012	From Inception (August 3, 2012) to November 30, 2012

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(102,223)	$(113,159)
Adjustment to reconcile net loss to net cash (used in) operating activities:
Depreciation	255	255
Accrued interest	14,624	14,624
Changes in operating assets and liabilities:
Damage deposit	-	(3,390)
Prepaid expenses	(65,168)	(66,981)
Payroll liabilities	1,931	4,535
Accounts payable and accrued liabilities	368	1,529
Accounts payable – related parties	4,000	4,000
Net cash provided by (used) in operating activities	(146,213)	(158,587)

CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition of equipment and furniture	(8,938)	(15,628)
Cash from acquisition	22,889	22,889
Net cash provided by ( used) in investing activities	13,951	7,261

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from notes	150,000	200,000
Proceeds from issuance of common stock	-	750
Net cash provided by financing activities	150,000	200,750

Increase (decrease) in cash during the period	17,738	49,424
Cash, beginning of period	31,686	-
Cash, end of period	$49,424	$49,424

Supplemental non-cash investing activities:
Accounts payable acquired from reverse acquisition	$19,702	$19,702
Accrued interest acquired from reverse acquisition	41,907	41,907
Advances from related parties acquired from reverse acquisition	34,358	34,358
Notes payable acquired from reverse acquisition	579,373	579,373
Loan receivable	(50,000)	(50,000)
	$625,340	$625,340

The accompanying notes are an integral part of these consolidated financial statements.

CORTRONIX BIOMEDICAL ADVANCEMENT TECHNOLOGIES INC.
 (A Development Stage Company)
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
November 30, 2012

1. ORGANIZATION AND BASIS OF PRESENTATON

Cortronix Biomedical Advancement Technologies Inc. (formerly Pana-Minerales S.A.) (the “Company”), was incorporated under the laws of the State of Nevada on October 4, 2006 with authorized capital stock of 100 millionshares at $0.001 par value.  The Company was originally organized for the purpose of acquiring and developing mineral properties.

On August 15, 2012, we entered into an acquisition agreement with Cortronix Technologies Inc. (“Cortronix”).  The sole officer and director of Cortronix, Yoel Palomino, was also the sole officer and director of the Company, and is the developer of the technology held by Cortronix. Cortronix was incorporated solely for the purpose of this acquisition and does not currently have any operations other than the development of a technology known as CorlinkTM.  CorlinkTM, is a multi-product, advanced telemetric system used to transmit, analyze, report and store all types and variations of physiological studies. Under the terms of the acquisition agreement Cortronix became a wholly owned subsidiary of the Company and is now the operational company which will continue with the commercialization of the technology it holds. Under the terms of the agreement, the Company acquired all of the issued and outstanding shares of Cortronix in exchange for the issuance of 175,000,000 restricted shares of the Company. The acquisition was completed on September 11, 2012.

The business combination was accounted for as a reverse acquisition and recapitalization using accounting principles applicable to reverse acquisitions whereby the financial statements subsequent to the date of the transaction are presented as a continuation of Cortronix.  Under reverse acquisition accounting Cortronix (subsidiary) is treated as the accounting parent (acquirer) and the Company (parent) is treated as the accounting subsidiary (acquiree). All outstanding shares have been restated to reflect the effect of the business combination.

Both the Company and subsidiary Cortronix have a year-end of August 31.

The interim financial statements for the three months ended November 30, 2012 are unaudited. These financial statements  are prepared in accordance with requirements for unaudited interim periods, and consequently do not include all disclosures required to be in conformity with accounting principles generally accepted in the United States of America. The results of operations for the interim periods are not necessarily indicative of the results to be expected for the fiscal year ended August 31, 2013. In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature. These interim consolidated financial statements should be read in conjunction with the financial statements included in our Annual Report on Form 10-K for the year ended August  31, 2012 filed with the Securities and Exchange Commission on December 14, 2012...

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation

These consolidated financial statements include the accounts of Cortronix Biomedical Advancement Technologies Inc., and its wholly-owned subsidiary, Cortronix Technologies Inc. All intercompany balances and transactions have been eliminated in consolidation.

CORTRONIX BIOMEDICAL ADVANCEMENT TECHNOLOGIES INC.
 (A Development Stage Company)
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
November 30, 2012

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Development- Stage

Cortronix Biomedical Advancement Technologies Inc. is a development-stage company as defined in Accounting Standards Codification (“ASC”) 915 Development-Stage Entities, as it is developing an advanced telemetric system used to transmit, analyze, report and store all types and variations of physiological studies. There have been no revenues from planned principal operations or sales from August 3, 2012 (date of Inception through November 30, 2012. Consequently, cumulative amounts are presented in these consolidated financial statements.

Cash and Cash Equivalents

For purposes of the consolidated statement of cash flows, the Company considers all highly liquid debt instruments purchased with an original maturity of three months or less to be cash equivalents.

Property, Plant and Equipment

Property, plant and equipment are recorded at cost. Depreciation and amortization of property and equipment are calculated using the straight-line method over the assets’ estimated useful lives as follows: computer hardware and software (three years), leasehold improvements (the shorter of five years or lease life), furniture and fixtures (five years) and equipment (five to ten years).

Maintenance and repairs are charged to expense as incurred. Significant renewals and betterments are capitalized. At the time of retirement or other disposition of property and equipment, the cost and accumulated depreciation are removed from the accounts and any resulting gain or loss is reflected in operations.

Research and Development

Research and development costs are expensed as incurred. The costs of materials and equipment that will be acquired or constructed for project development activities, and that have alternative future uses, both in project development, marketing or sales, will be capitalized classified as property, plant and equipment and depreciated over their estimated useful lives. To date, research costs, including amounts paid for man hours allocated to ongoing technology development, have been expensed when incurred.

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

CORTRONIX BIOMEDICAL ADVANCEMENT TECHNOLOGIES INC.
 (A Development Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
November 30, 2012

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Income Taxes

The Company utilizes the liability method of accounting for income taxes. Under the liability method deferred tax assets and liabilities are determined based on the differences between financial reporting and the tax bases of the assets and liabilities and are measured using the enacted tax rates and laws that will be in effect, when the differences are expected to reverse. An allowance against deferred tax assets is recorded, when it is more likely than not, that such tax benefits will not be realized. As of November 30, 2012, the Company had a deferred tax asset and related valuation allowance of $30,600, which begins to expire in 2032, related to its current operations.

Section 382 of the Internal Revenue Code imposes limitations on net loss carryforwards when there is a change in control. Due to the change of business and management, the Company has assumed loss carryforwards related to the Company’s prior operations will not be available to offset future taxable income.

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

CORTRONIX BIOMEDICAL ADVANCEMENT TECHNOLOGIES INC.
 (A Development Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
November 30, 2012

3. GOING CONCERN

The Company will need additional working capital to service its debt, for ongoing operational expenses and to continue with the commercialization of its development stage technology, which raises substantial doubt about its ability to continue as a going concern. Management of the Company has developed a strategy, which it believes will accomplish this objective through additional loans and advances, equity funding, and long term financing, which will enable the Company to operate for the coming year.

4. PREPAID EXPENSES

The following table provides details of the Company’s prepaid expenses as of November 30, 2012 and August 31, 2012:

	November 30, 2012	August 31, 2012
Legal services fee	$7,500	$-
Rent	-	1,814
Advances to manufacturer	59,481	-
	$66,981	$1,814

Prepaid expenses of $59,481 consist of amounts advanced to manufacturing firms with respect to the development of CorlinkTM prototypes and manufacturing moulds.

Prepaid expenses of $7,500 is the retainer for general IP consultation related to the development of Smartphone Apps for Remotely Monitoring and Reading ECG’s and Other Medical Devices.

5. BUSINESS COMBINATION

On August 15, 2012, we entered into an acquisition agreement with Cortronix Technologies Inc. (“Cortronix”).  The sole ?officer and director of Cortronix, Yoel Palomino, was also the officer and director of the Company, and is the developer of the technology held by Cortronix. Cortronix was incorporated solely for the purpose of this acquisition i have any operations other than the development of a multi-product technology known as CorlinkTM.  CorlinkTM, is an advanced telemetric system used to transmit, analyze, report and store all types and variations of physiological studies. Under the terms of the acquisition agreement Cortronix became a wholly owned subsidiary of the Company and  is now the operational company which will continue with the commercialization of the technology it holds. Under the terms of the agreement, the Company acquired all of the issued and outstanding shares of Cortronix in exchange for the issuance of 175,000,000 restricted shares of the Company valued at par value, $175,000. The acquisition was completed on September 11, 2012.

CorTronix Technologies Inc. was incorporated under the laws of the State of Nevada on August 3, 2012 with authorized capital stock of 75,000,000 shares at $0.001 par value.  The Company was organized for the purpose of developing the CorlinkTM technology.

Pursuant to the terms and conditions of the acquisition agreement, we acquired 100% of the issued capital stock, 750,000 common shares, of Cortronix in exchange for 175,000,000 shares of the Company’s common stock, or 60.97% of the issued and outstanding shares of the Company.

CORTRONIX BIOMEDICAL ADVANCEMENT TECHNOLOGIES INC.
 (A Development Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
November 30, 2012

5. BUSINESS COMBINATION (continued)

The following table summarizes the estimated fair values of the assets acquired and liabilities assumed relative to the Parent company operations, at the business combination transaction date:

Cash and cash equivalents	$22,889
Due from Cortronix	50,000
Total identifiable assets	$72,889

Accounts payable	$19,702
Accrued interest	41,907
Advances from related parties	34,358
Notes payable	579,373
Total identifiable liabilities	$675,340

Net identifiable assets	$(602,451)

6. LEASE AGREEMENT

On August 22, 2012, Cortronix leased office space in Hialeah, Florida on a one year lease with monthly rental payments of $1,814 per month including applicable taxes.

Under the terms of the above noted lease, the Company was required to provide a security deposit totaling $3,990. The security deposit is held by the Landlord without interest and shall be applied by the Landlord on account of the last month’s rent. The amount is included on the balance sheet of the Company as "Security Deposit."

7. LOANS PAYABLE

A summary of the principal balances of notes payable included in the consolidated balance sheet as of November 30, 2012:

Date	Principal
April 15, 2011	$50,000
May 6, 2011	50,000
May 10, 2011	3,903
May 26, 2011	31,000
September 30, 2011	49,798
November 5, 2011	8,570
November 7, 2011	50,000
January 10, 2012	1,995
March 12, 2012	21,320
March 27, 2012	200,000
April 5, 2012	6,214
April 10, 2012	100,000
July 6, 2012	6,573
September 11, 2012	150,000
$729,373

CORTRONIX BIOMEDICAL ADVANCEMENT TECHNOLOGIES INC.
 (A Development Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
November 30, 2012

7. LOANS PAYABLE (continued)

At November 30, 2012, there was a balance of $729,373 outstanding, due and payable to an unrelated third party.  These notes each have a one year term, bearing interest at ten (10%) percent per annum and are payable in full on the anniversary date.  The accrued interest for the three month period ended November 30, 2012 totaled $14,624 in respect of these loans. The Company did not make any payments towards accrued interest in the period, leaving an amount of $56,532 reflected on the Company’s balance sheet as Accrued Interest.

Certain of these loans with a principal balance totaling $243,271 came due and payable in the current period at which time the lender verbally agreed to convert the loans to “demand” loans, with interest continuing to accrue until such time as they are paid in full.

8. SIGNIFICANT TRANSACTIONS WITH RELATED PARTY

On August 3, 2012, the Company entered into a consulting agreement with Mr. Yoel Palomino, director and officer of the Company. Under the terms of the agreement, the Company will pay an annual salary of $125,000 to Mr. Palomino, payable weekly. During the three month period ended November 30, 2012, the Company made cash payments of $31,250 pursuant to the agreement.

Prior to the completion of the acquisition agreement discussed above in Note 5 – Business Combination, the Company advanced $50,000 to Cortonix for operations.  This advance has been eliminated on consolidation.

During the three month period ended November 30, 2012, Mr. Jorge Saer, the Chief Technology Officer of the Company, invoiced a total amount of $12,000 for project development services. The Company made cash payments of $8,000, leaving $4,000 due and payable to Mr. Saer as at November 30, 2012.

On August 15, 2012, we entered into an acquisition agreement with Cortronix Technologies Inc. (“Cortronix”), Note 5 above, a company controlled by our sole Officer and Director, Yoel Palomino.  Under the terms of the acquisition agreement, the Company acquired all of the issued and outstanding shares of Cortronix in exchange for the issuance of 175,000,000 restricted shares of the Company to Mr. Palomino, who assigned 52,500,000 shares to Mr. Jorge Saer.  On September 11, 2012, the Company completed this transaction and CorTronix became a wholly-owned subsidiary of the Company.

As of November 30, 2012, a former officer and director and 11% shareholder was due an amount totaling $34,358 (2011 - $34,358) which amount bears no interest, is unsecured and payable on demand.

9. CAPITAL STOCK

On August 15, 2012, we entered into an acquisition agreement with Cortronix Technologies Inc. (“Cortronix”).  Under the term of the acquisition agreement, the Company acquired all of the issued and outstanding shares of Cortronix in exchange for the issuance of 175,000,000 restricted shares of the Company. On September 11, 2012, the Company completed this transaction.

As at November 30, 2012, the Company had a total of 287, 000,000 shares of common stock issued and outstanding.

10.  SUBSEQUENT EVENTS

We have evaluated subsequent events through January 21, 2013.  Other than those set out above, there have been no subsequent events after November 30, 2012 for which disclosure is required.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

Cortronix Biomedical Advancement Technologies Inc. (formerly Pana-Minerales S.A.) (the “Company”, “we” “our” and “us”) was incorporated under the laws of the State of Nevada on October 4, 2006 with authorized capital stock of 100,000,000 shares at $0.001 par value. The Company was originally organized for the purpose of acquiring and developing mineral properties.

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

On September 7, 2011 the Company increased the authorized capital stock of the Company from 100,000,000 to 800,000,000  shares at $0.001 par value and effected a stock dividend of 7 shares for every 1 share of common stock held by each shareholder of record as of August 16, 2011.

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

On August 15, 2012, we entered into an acquisition agreement with Cortronix Technologies Inc. (“CorTronix”). Yoel Palomino, the sole officer and director of Cortronix Biomedical Advancement Technologies Inc., is the developer of the technology held by CorTronix. CorTronix was incorporated solely for the purpose of this acquisition and had no operations. The assets of CorTronix are CorlinkTM an multi-product advanced telemetric system used to transmit, analyze, report and store all types and variations of physiological studies. The closing date was September 11, 2012, which is the date the shares were transferred.

Under the terms of the agreement, the Company acquired all of the issued and outstanding shares of CorTronix in exchange for the issuance of 175,000,000 restricted shares of the common stock of the Company valued at par value, $175,000., in exchange for all of the issued and outstanding shares of CorTronix.

On September 11, 2012, the Company issued the shares to complete this transaction. The Company is developing the CorTronix technology through its wholly-owned subsidiary.

Results of Operations

The following discussion of the financial condition, results of operations, cash flows, and changes in our financial position should be read in conjunction with our audited financial statements and notes included in our Annual Report on Form 10-K for the fiscal year ended August 31, 2012, filed on December 14, 2012.

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

Comparison of three month periods ended November 30, 2012 and 2011

During the three month periods ended November 30, 2012 and from Inception (August 3, 2012 to November 30, 2012, we earned no revenues from operations.

The Company has recently a reverse merger with an inception date of August 3, 2012 and therefore there is no comparable data for the three months ended November 30, 2011.

For the three month period ended November 30, 2012 we incurred a net loss of $102,223. This loss is primarily attributed to salaries and wages of  $43,250, professional fees of $12,706, and general and administrative expenses of $31,388, all related to our new business operations. We also accrued interest expenses of $14,624 on loans for operations.

Liquidity and Capital Resources

As of November 30, 2012, we had $49,424 in cash, prepaid expenses of $66,981 and a working capital deficiency of $733,624.  During the three months ended November 30, 2012, we used net cash of $146,213 in operating activities.

During the three months ended November 30, 2012, we received $150,000 in cash from an unrelated third party in order to fund operations.  The loan is unsecured, bears interest at 10% per annum, and is due on or before September 11, 2013.  Interest shall accrue during the term of the loan and is payable on the due date.

We will not have sufficient funds for our planned operations or to meet ongoing obligations unless we are successful in raising additional capital.

During the three months ended November 30, 2012, we used net cash of $8,938 in investing activities related to the purchase of equipment and furniture.

We anticipate that we will require a minimum of $500,000 over the next twelve months in order to finalize the R&D on the majority of our products and to maintain public company operations. In that twelve month period we anticipate that we will have 4 out of 5 prototypes completed and in the approval process while continuing development of the final products. We are allocating a total of $400,000 for R&D for the 12 months, however we may not expend the entire R&D budget over the twelve month period as it is dependent on the timelines for development of each product. The following information is provided as at the date of this report:

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

Off-Balance Sheet Arrangements

The Company does not presently have any off-balance sheet arrangements.

Critical Accounting Policies and Estimates

The preparation of our financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.  On an on-going basis, management evaluates its estimates and judgments which are based on historical experience and on various other factors that are believed to be reasonable under the circumstances.  The results of their evaluation form the basis for making judgments about the carrying values of assets and liabilities. Actual results may differ from these estimates under different assumptions and circumstances.  Our significant accounting policies are more fully discussed in the Notes to our Financial Statements contained in our Annual Report on Form 10-K for the year ended August 31, 2012 filed with the SEC on December 14, 2012.

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS

As a “smaller reporting company” as defined by Item 10 of Regulation S-K, we are not required to provide information required by this Item.

Item 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We carried out an evaluation, under the supervision and with the participation of our management, Yoel Palomino, our Principal Executive Officer who is also our Principal Financial Officer, of the effectiveness of the design of our disclosure controls and procedures (as defined by Exchange Act Rules 13a-15(e) or 15d-15(e)) as of November 30, 2012, pursuant to Exchange Act Rule 13a-15.  Based upon that evaluation, our Principal Executive Officer, who is also our Principal Financial Officer, concluded that our disclosure controls and procedures are not effective as of November 30, 2012 in ensuring that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.  This conclusion is based on findings that constituted material weaknesses.  A material weakness is a deficiency, or a combination of control deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the Company’s interim financial statements will not be prevented or detected on a timely basis.

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

2)
Inadequate staffing and supervision within our bookkeeping operations.  We have one consultant involved in bookkeeping functions, who provides three staff members.  The relatively small number of people who are responsible for bookkeeping functions and the fact that they are from the same firm of consultants prevents us from segregating duties within our internal control system.  The inadequate segregation of duties is a weakness because it could lead to the untimely identification and resolution of accounting and disclosure matters or could lead to a failure to perform timely and effective reviews. This may result in a failure to detect errors in spreadsheets, calculations or assumptions used to compile the financial statements and related disclosures as filed with the SEC;

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

Changes in Internal Control Over Financial Reporting

There were no changes in our internal controls over financial reporting that occurred during the three months ended November 30, 2012 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.  We believe that a control system, no matter how well designed and operated, cannot provide absolute assurance that the objectives of the control system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within any company have been detected.

PART II - OTHER INFORMATION

Item 1.	LEGAL PROCEEDINGS
To the best of management’s knowledge, there are no material legal proceedings pending against the Company
Item 1A	RISK FACTORS
As a “smaller reporting company” as defined by Item 10 of Regulation S-K, we are not required to provide information required by this Item.
Item 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
None.
Item 3.	DEFAULTS UPON SENIOR SECURITIES
None.
Item 4.	MINE SAFETY DISCLOSURE
Not applicable
Item 5.	OTHER INFORMATION

On or about January 10, 2013, we formally informed Sadler, Gibb & Associates, L.L.C. (“Sadler Gibb”) of their dismissal as the Company’s independent registered public accounting firm and the Company engaged Borgers & Cutler CPAs PC (“B&C”) as its principal accountant to audit the Company's financial statements as successor to Sadler Gibb.

Item 6.  Exhibits

EXHIBITS

Number	Description
3.1(a)	Articles of Incorporation.	Incorporated by reference to the Company’s Form S-1 registration statement filed with the Securities and Exchange Commission on October 14, 2008.
3.1(b)	Amendment to Articles of Incorporation	Incorporated by reference to the Company’s Current Report on Form 8-K filed on September 9, 2011.
3.1(c)	Amendment to Articles of Incorporation	Incorporated by reference to the Company’s Definitive 14C filed on November 2, 2012
3.2(a)	Bylaws.	Incorporated by reference to the Company’s Form S-1 registration statement filed with the Securities and Exchange Commission on October 14, 2008.
3.2(b)	Amendment to Bylaws	Incorporated by reference to the Company’s Current Report on Form 8-K filed on September 28, 2011.
10.1	Consulting Services and Finders Fee Agreement, dated February 1, 2012	Incorporated by reference to the Company’s Current Report on Form 8-K filed on February 1, 2012.
10.2	Mining Option Agreement, dated February 1, 2012	Incorporated by reference to the Company’s Current Report on Form 8-K filed on February 1, 2012.
10.3	Mutual Release Agreement by and between the Company and David Gibson	Incorporated by reference to the Company’s Form 10-K annual report filed with the Securities and Exchange Commission on December 14, 2011.
10.4	Form of Promissory Note	Incorporated by reference to the Company’s Form 10-K annual report filed with the Securities and Exchange Commission on December 14, 2011.
10.5	Acquisition Agreement between the Company and Cortronix dated August 15, 2012	Incorporated by reference to the Company’s Current Report on Form 8-K filed on August 21, 2012.
10.6	Assignment Agreement between Yoel Palomino and Cortronix dated August 10, 2012	Incorporated by reference to the Company’s Current Report on Form 8-K filed on August 21, 2012.
31.1	Section 302 Certification - Principal Executive Officer	Filed herewith
31.2	Section 302 Certification - Principal Financial Officer	Filed herewith
32.1	Certification Pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith
101.INS	XBRL Instance Document	*
101.SCH	XBRL Taxonomy Extension Schema Document	*
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document	*
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document	*
101.LAB	XBRL Taxonomy Extension Label Linkbase Document	*
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document	*
* To be filed by Amendment

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CORTRONIX BIOMEDICAL ADVANCEMENT TECHNOLOGIES INC.

Date:	January 22, 2013	By:	/s/ Yoel Palomino
		Name:	Yoel Palomino
		Title:	Chief Executive Officer, Chief Financial Officer, President, Secretary, Treasurer and Director (Principal Executive Officer, Principal Financial and Principal Accounting Officer)