Form 10-Q
period 2013-02-28
Cortronix Biomedical Advancement Technologies Inc.
filed 2013-04-22
CIK 1380713

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended February 28, 2013

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

Yes []No [X]

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

Indicate by check mark whether the registrant filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.

Yes [ ] No [ ]

APPLICABLE ONLY TO CORPORATE ISSUERS

287,000,000 shares of common stock issued and outstanding as of April 15, 2013
(Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.)

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

PART I – FINANCIAL INFORMATION

Item 1.  Financial Statements

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions for Form 10-Q and Article 210 8-03 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.  In the opinion of management, all adjustments considered necessary for a fair presentation have been included.  All such adjustments are of a normal recurring nature.  Operating results for the three and six month periods ended February 28, 2013 are not necessarily indicative of the results that may be expected for the fiscal year ending August 31, 2013.  For further information refer to the financial statements and footnotes thereto included in our company’s Annual Report on Form 10-K for the fiscal year ended August 31, 2012.

CORTRONIX BIOMEDICAL ADVANCEMENT TECHNOLOGIES INC.
(A Development Stage Company)
CONSOLIDATED BALANCE SHEETS

	February 28, 2013 (Unaudited)	August 31, 2012 (Audited)
ASSETS
Current assets
Cash	$26,162	$31,686
Prepaid expenses	66,981	1,813
Total current assets	93,143	33,499

Security deposit	3,390	3,390
Equipment and furniture, net	16,545	6,690
Total Assets	$113,078	$43,579

LIABILTIES AND STOCKHOLDERS’ DEFICIENCY
Current liabilities
Accounts payable and accrued liabilities	$38,454	$1,161
Accounts payable – related parties	12,000	-
Accrued interest	75,529	-
Payroll liabilities	4,574	2,604
Advances from related parties	34,358	50,000
Notes payable	779,374	-
Total Current Liabilities	944,289	53,765

STOCKHOLDERS’ DEFICIENCY
Common stock: 800,000,000 shares authorized, at $0.001 par value 287,000,000 and 175,000,000 shares issued and outstanding at February 28, 2013 and August 31, 2012, respectively	287,000	175,000
Capital in excess of par value	(888,702)	(174,250)
Deficit accumulated during the development stage	(229,509)	(10,936)
Total Stockholders’ Deficiency	(831,211)	(10,186)
Total Liabilities and Stockholders’ Deficiency	$113,078	$43,579

The accompanying notes are an integral part of these consolidated financial statements.

CORTRONIX BIOMEDICAL ADVANCEMENT TECHNOLOGIES INC.
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF OPERATIONS
For the three months and six monthsended February 28, 2013
and for the period from
August 3, 2012 (date of inception) to February 28, 2013

	Three months ended February 28,	Six months ended February 28,	August 3, 2012 (date of inception) to February 28,
	2013	2013	2013

REVENUE	$-	$-	$-

EXPENSES
Professional fees	20,897	33,603	33,603
Salary and wages	49,141	92,391	102,006
Depreciation	254	509	509
Other general and administrative expenses	27,061	58,449	59,770
OPERATING LOSS	(97,353)	(184,952)	(195,888)

Other income and expense
Interest expense	(18,997)	(33,621)	(33,621)

NET LOSS	$(116,350)	$(218,573)	$(229,509)

Basic and diluted loss per share	$(0.00)	$(0.00)

Weighted average number of shares outstanding, basic and diluted	287,000,000	280,193,370

The accompanying notes are an integral part of these consolidated financial statements.

CORTRONIX BIOMEDICAL ADVANCEMENT TECHNOLOGIES INC.
 (A Development Stage Company)
CONSOLIDATED STATEMENT OF STOCKHOLDERS’ DEFICIENCY
For the Period from August 3, 2012 (date of inception) to February 28, 2013

				Accumulated
				Deficit
			Additional	During the
	Common Stock		paid-in	Development
	Shares	Amount	Capital	Stage	Total

Balance August 3, 2012	-	$-	$-	$-	$-
Issuance of common shares for cash, August 3, 2012	750,000	750	-	-	750
Recapitalization effect on issuance of common shares	174,250,000	174,250	(174,250)	-	-
Net loss	-	-	-	(10,936)	(10,936)
Balance, August 31, 2012	175,000,000	175,000	(174,250)	(10,936)	(10,186)
Recapitalization on September 11, 2012	112,000,000	112,000	(714,452)	-	(602,452)
Net loss for the period	-	-	-	(218,573)	(218,573)
Balance, February 28, 2013	287,000,000	$287,000	$(888,702)	$(229,509)	$(831,211)

The accompanying notes are an integral part of these consolidated financial statements.

CORTRONIX BIOMEDICAL ADVANCEMENT TECHNOLOGIES INC.
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the six months ended February 28, 2013
and for the period from August 3, 2012 (date of inception) to February 28, 2013

	Six Months ended February 28, 2013	From inception (August 3, 2012) to February 28, 2013

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(218,573)	$(229,509)
Adjustment to reconcile net loss to net cash (used in) operating activities:
Depreciation	509	509
Accrued interest	33,621	33,621
Damage deposit	-	(3,390)
Prepaid expenses	(65,168)	(66,981)
Payroll liabilities	1,970	4,574
Accounts payable and accrued liabilities	17,592	18,753
Accounts payable – related parties	12,000	12,000
Net cash provided by (used) in operating activities	(218,049)	(230,423)

CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition of equipment and furniture	(10,364)	(17,054)
Cash from acquisition	22,889	22,889
Net cash provided by ( used) in investing activities	12,525	5,835

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from notes	200,000	250,000
Proceeds from issuance of common stock	-	750
Net cash provided by financing activities	200,000	250,750

Increase (decrease) in cash during the period	(5,524)	26,162
Cash, beginning of period	31,686	-
Cash, end of period	$26,162	$26,162

Supplemental non-cash investing activities:
Accounts payable acquired from reverse acquisition	$19,702	$19,702
Accrued interest acquired from reverse acquisition	41,907	41,907
Advances from related parties acquired from reverse acquisition	34,358	34,358
Notes payable acquired from reverse acquisition	579,373	579,373
Loan receivable	(50,000)	(50,000)
	625,340	625,340

The accompanying notes are an integral part of these consolidated financial statements.

CORTRONIX BIOMEDICAL ADVANCEMENT TECHNOLOGIES INC.
(A Development Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
February 28, 2013

1. ORGANIZATION AND BASIS OF PRESENTATON

CorTronix Biomedical Advancement Technologies Inc. (formerly Pana-Minerales S.A.) (the “Company”), was incorporated under the laws of the State of Nevada on October 4, 2006 with authorized capital stock of 100,000,000 shares at $0.001 par value.  The Company was originally organized for the purpose of acquiring and developing mineral properties.

On August 15, 2012, we entered into an acquisition agreement with CorTronix Technologies Inc. (“CorTronix”).  The officer and director of CorTronix, Yoel Palomino is also the officer and director of the Company, and is the developer of the technology held by CorTronix. CorTronix was incorporated solely for the purpose of this acquisition and does not currently have any operations other than the development of a proprietary technology known as CorlinkTM.  CorlinkTM,is an advanced telemetric system used to transmit, analyze, report and store all types and variations of physiological studies. Under the terms of the acquisition agreement CorTronix became a wholly owned subsidiary of the Company and  is now the operational company which will continue with the commercialization of the technology it holds. Under the terms of the agreement, the Company acquired all of the issued and outstanding shares of CorTronix in exchange for the issuance of 175,000,000 restricted shares of the Company. The Share Exchange Agreement was completed on September 11, 2012.

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

Both the Company and subsidiary CorTronix have a fiscal yearend of August 31.

The interim financial statements for the six months ended February 28, 2013 are unaudited. These financial statements  are prepared in accordance with requirements for unaudited interim periods, and consequently do not include all disclosures required to be in conformity with accounting principles generally accepted in the United States of America. The results of operations for the interim periods are not necessarily indicative of the results to be expected for the fiscal year ended August 31, 2013. In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature. These interim consolidated financial statements should be read in conjunction with the financial statements included in our Annual Report on Form 10-K for the year ended August 31, 2012 filed with the Securities and Exchange Commission on December 14, 2012.

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
February 28, 2013

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Development- Stage

CorTronix Biomedical Advancement Technologies Inc. is a development-stage company as defined in Accounting Standards Codification (“ASC”) 915 Development-Stage Entities, as it is developing an advanced telemetric system used to transmit, analyze, report and store all types and variations of physiological studies. There have been no revenues from planned principal operations or sales from August 3, 2012 (date of inception through February 28, 2013. Consequently, cumulative amounts are presented in these consolidated financial statements.

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
February 28, 2013

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Income Taxes

The Company utilizes the liability method of accounting for income taxes. Under the liability method deferred tax assets and liabilities are determined based on the differences between financial reporting and the tax bases of the assets and liabilities and are measured using the enacted tax rates and laws that will be in effect, when the differences are expected to reverse. An allowance against deferred tax assets is recorded, when it is more likely than not, that such tax benefits will not be realized. As of February 28, 2013, the Company had a deferred tax asset and related valuation allowance of $65,500, which begins to expire in 2032, related to its current operations.

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
February 28, 2013

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

4.  PREPAID EXPENSES

The following table provides details of the Company’s prepaid expenses as of February 28, 2013 and August 31, 2012:

	February 28, 2013	August 31, 2012
Legal services fee	$7,500	$-
Rent	-	1,814
Advances to manufacturer	59,481	-
	$66,981	$1,814

Prepaid expenses of $59,481 consist of amounts advanced to manufacturing firms with respect to the development of CorlinkTM prototypes and manufacturing moulds.

A prepaid expense of $7,500 is the retainer for general IP consultation related to the development of Smartphone Apps for Remotely Monitoring and Reading ECG’s and Other Medical Devices.

5.  BUSINESS COMBINATION

On August 15, 2012, we entered into an acquisition agreement with CorTronix Technologies Inc. (“CorTronix”).  The officer and director of CorTronix, Yoel Palomino is also the officer and director of the Company, and is the developer of the technology held by CorTronix. CorTronix was incorporated solely for the purpose of this acquisition and does not currently have any operations other than the development of a proprietary technology known as CorlinkTM.  CorlinkTM,is an advanced telemetric system used to transmit, analyze, report and store all types and variations of physiological studies. Under the terms of the acquisition agreement CorTronix became a wholly owned subsidiary of the Company and  is now the operational company which will continue with the commercialization of the technology it holds. Under the terms of the agreement, the Company acquired all of the issued and outstanding shares of CorTronix in exchange for the issuance of 175,000,000 restricted shares of the Company. The Share Exchange Agreement was completed on September 11, 2012.

CorTronix Technologies Inc. was incorporated under the laws of the State of Nevada on August 3, 2012 with authorized capital stock of 75,000,000 shares at $0.001 par value.  The Company was organized for the purpose of developing the CorlinkTM technology.

Pursuant to the terms and conditions of the acquisition agreement, we acquired 100% of the issued capital stock,750,000 common shares, of CorTronix in exchange for 175,000,000 shares of the Company’s common stock, or 56.54% is the issued and outstanding shares of the Company.

CORTRONIX BIOMEDICAL ADVANCEMENT TECHNOLOGIES INC.
(A Development Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
February 28, 2013

5.  BUSINESS COMBINATION(continued)

The following table summarizes the estimated fair values of the assets acquired and liabilities assumed at the business combination transaction date:

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

7. LOANS PAYABLE

A summary of the principal balances of notes payable included in the consolidated balance sheet as of February 28, 2013:

Date	Principal
April 15, 2011	$50,000
May 6, 2011	50,000
May 10, 2011	3,903
May 26, 2011	31,000
September 30, 2011	49,798
November 5, 2011	8,570
November 7, 2011	50,000
January 10, 2012	1,995
March 12, 2012	21,320
March 27, 2012	200,000
April 5, 2012	6,214
April 10, 2012	100,000
July 6, 2012	6,574
November 9, 2012	150,000
February 4, 2013	50,000
$779,374

CORTRONIX BIOMEDICAL ADVANCEMENT TECHNOLOGIES INC.
(A Development Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
February 28, 2013

7. LOANS PAYABLE(continued)

At February 28, 2013, there was a balance of $779, 374 outstanding, due and payable to an unrelated third party.  These notes each have a one year term, bearing interest at ten (10%) percent per annum and are payable in full on the anniversary date.  The accrued interest for the six month period ended February 28, 2013 totaled $33,621 in respect of these loans. The Company did not make any payments towards accrued interest in the period, leaving an amount of $75,529 reflected on the Company’s balance sheet as Accrued Interest.

Certain of these loans with a principal balance totaling $245,266 came due and payable in the current period at which time the lender verbally agreed to convert the loans to “demand” loans, with interest continuing to accrue until such time as they are paid in full.

8. SIGNIFICANT TRANSACTIONS WITH RELATED PARTIES

On August 3, 2012, the Company entered into a consulting agreement with Mr. Yoel Palomino, director and officer of the Company. Under the terms of the agreement, the Company will pay an annual salary of $125,000 to Mr. Palomino, payable weekly. During the six month period ended February 28, 2013, the Company made cash payments of $62,500 pursuant to the agreement. During the six month period ended February 28, 2013, Mr. Jorge Saer, the Chief Technology Officer of the Company, invoiced a total amount of $24,000 for project development services. The Company made cash payments of $8,000, leaving $12,000 due and payable to Mr. Saer as at February 28, 2013. During the six month period ended February 28, 2013, an amount of $75,000 from the salary and wages expenses for Yoel Palomino and Jorge Saer was attributed to research and development of the Company’s current software currently under development.

On August 15, 2012, we entered into an acquisition agreement with CorTronix Technologies Inc. (“CorTronix”), Note 4 above, a company controlled by our Officer and Director, Yoel Palomino.  Under the term of the acquisition agreement, the Company acquired all of the issued and outstanding shares of CorTronix in exchange for the issuance of 175,000,000 restricted shares of the Company to Mr. Palomino as to 122,500,000 shares and Mr. Saer as to 52,500,000 shares.   On September 11, 2012, the Company completed this transaction and CorTronix became a wholly-owned subsidiary of the Company.

9. CAPITAL STOCK

On August 15, 2012, we entered into an acquisition agreement with CorTronix Technologies Inc. (“CorTronix”).  Under the term of the acquisition agreement, the Company acquired all of the issued and outstanding shares of CorTronix in exchange for the issuance of 175,000,000 restricted shares of the Company. On September 11, 2012, the Company completed this transaction.All outstanding shares have been restated to reflect the effect of the business combination.

As at February 28, 2013, the Company had a total of 287,000,000 shares of common stock issued and outstanding.

10.  SUBSEQUENT EVENTS

On April 2, 2013, the Company received a further $40,000 loan from an unrelated third party which has a one year term, bearing interest at ten (10%) percent per annum and payable in full on the anniversary date.

The Company has entered into negotiations and expects to conclude a partnership agreement with Saudi Global Investments LLC., a company duly incorporated in the Kingdom of Saudi Arabia with offices located in Riyadh, Saudi Arabia,  regarding their the sale of CorTronix products in the Middle-East and other countries.   The parties expect to finalize a formal agreement prior to the end of this upcoming quarter ended May, 2013.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

The Company was incorporated under the laws of the State of Nevada on October 4, 2006 with authorized capital stock of 100,000,000 shares at $0.001 par value. The Company was originally organized for the purpose of acquiring and developing mineral properties.

On January 15, 2008, CorTronix Biomedical Advancement Technologies Inc. (formerly Pana-Minerales S.A.) (the “Company”, “we” “our” and “us”), purchased the Marawi Gold Claims located in the Philippines for $5,000 and obtained a mining license for an additional payment of $1,843. On September 10, 2012, the Board of Directors determined to abandon the claims as they had determined not to pursue the mining and exploration business.

On April 30, 2011, we entered into a mining option agreement with Brookmount Explorations Inc. (the “Option”) for the Mercedes mining concessions located in the District of Comas, Province of Concepcion, Department of Junin in the Republic of Peru. Unlike the Marawi Gold Claims, the Mercedes concessions will focus mainly on silver exploration. Under the terms of the mining option agreement, Brookmount Explorations Inc. granted us an exclusive option to acquire a 50% interest in the property subject to us undertaking expenditures in the amount of $3,100,000 before April 30, 2013. The Company had been unable to meet the funding requirements under the option agreement and on September 4, 2012, the Company provided Brookmount Explorations Inc. with a notice of termination as required under the option agreement, whereby the Company advised Brookmount Explorations Ltd. that pursuant to Item 5.3 of the mining option agreement dated April 30, 2011, the Company was providing Brookmount Explorations Ltd. with notice of the Company’s intention to immediately surrender all of the Company’s rights thereunder and the termination of the Option and the Agreement were terminated including the working rights under the agreement and therefore the Company had no further rights to the Mercedes concessions.

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

Comparison of three month periods ended February 28, 2013 and from inception (August 3, 2012)

During the three month period ended February 28, 2013and from Inception (August 3, 2012 to February 28, 2013, we earned no revenues from operations.

The Company has recently a reverse merger with an inception date of August 3, 2012 and therefore there is no comparable data for the three months ended February 28, 2012.

For the three month period ended February 28, 2013 we incurred a net loss of $116,350.This loss for the period ended February 28, 2013 is primarily attributed to salaries and wages of $49,141, professional fees of $20,897, and general and administrative expenses of $27,061.   All related to our new business operations. We also incurred interest of $18,997 on loans for operations.

Comparison of six month period ended February 28, 2013 and from inception (August 3, 2012)

During the six month period ended February 28, 2013 and from Inception (August 3, 2012 to February 28, 2013, we earned no revenues from operations.

The Company has recently completed a reverse merger with an inception date of August 3, 2012 and therefore there is no comparable data for the six months ended February 28, 2012.

For the six month period ended February 28, 2013 we incurred a net loss of $218,573. This loss for the period ended February 28, 2013 is primarily attributed to salaries and wages of $92,391, professional fees of $33,603, and general and administrative expenses of $58,449.   All related to our new business operations. We also incurred interest of $33,621 on loans for operations.

Period from inception, August 3, 2012 to February 28, 2013

Our revenues since inception to date have been $nil.  Since inception, we have an accumulated deficit during the development stage of $229,509.  We expect to continue to incur losses as a result of continued research and development expenses for our technology, marketing and manufacturing expensesand as a result of expenditures for general and administrative activities while we remain in the development stage.

Liquidity and Capital Resources

As of February 28, 2013, we had approximately $26,162 in cash, prepaid expenses of $66,981 and a working capital deficiency of $851,146.  During the six months ended February 28, 2013, we used net cash of $218,049 in operating activities.

During the six months ended February 28, 2013, we received $200,000 in cash from an unrelated third party in order to fund operations.  The loan is unsecured, bears interest at 10% per annum, and is due on in one year.  Interest shall accrue during the term of the loan and is payable on the due date.  On April 2, 2013, the Company received a further $40,000 loan from an unrelated third party which has a one year term, bearing interest at ten (10%) percent per annum and is payable in full on the anniversary date.   Thus the Company continues to receive loans for operations which is allowing the Company to meet its obligations as they become due. However, there can be no assurance that such loans will continue or will be available if and when needed on a timely basis.

We will not have sufficient funds for our planned operations or to meet ongoing obligations unless we are successful in raising additional capital.

During the six months ended February 28, 2013, we used net cash of $10,364 in investing activities related to the purchase of equipment and furniture.

We anticipate that we will require a minimum of $425,000 over the next twelve months in order to finalize the R&D on the majority of our products and to maintain public company operations. In that twelve month period we anticipate that we will have 4 out of 5 prototypes completed and in the approval process while continuing development of the final products. We are allocating a total of $325,000 for R&D for the 12 months, however we may not expend the entire R&D budget over the twelve month period as it is dependent on the timelines for development of each product.   During the six month period ended February 28, 2013, an amount of $75,000 from salaries and consulting fees paid to Yoel Palomino and Jorge Saer was designated as R&D expenditures.    Following is an updated review of the status of the Company’s technology as of the date of this filing.    To compare with prior status please refer to the Company’s filings on its Form 10K for the period ended August 31, 2012.

CorLink&CorView:
75% complete
The cloud system is 75% complete, as the mechanism for sending and receiving studies is mostly implemented, along with the User management and security protocols.
Cost to completion $50,000

CorTab
70% complete
From the date of acquisition of the project the Company has migrated from an embedded ECG solution to a Bluetooth based solution through the R&D process.   Prototype circuits are due to be received in April 2013 from Rapid PCB, a company dedicated to rapid prototying of circuits.  As well the Company expects during the upcoming quarter to receive the a prototype device from Noble Win Internal based in China.Cost to completion $55,000

CorPak
30% complete
The Company has selectedthe main device and platform to be used for the CorPak device. TheUSB embedded circuit is under testing currently,  and is functioning properly.   Tests are now being implemented to bring about the definitive copy of the electrical schematic to remit to Noble Win International in China for implementation into the main device.
Cost to completion $75,000

CorCare
22% complete.  This technology uses platform protocols in common with our other units, therefore the work on the other units can be directly implemented with CorCare thus furthering the development of this technology.
Cost to completion $70,000

CorCheck
25% complete.   This technology is similar to CorCare in that they both use the same platform.  Work on the previous platforms can therefore also be adopted for CorCheck
Cost to completion $75,000

Total R&D funding: $325,000

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS

Not Applicable.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We carried out an evaluation, under the supervision and with the participation of our management, Yoel Palomino, our Principal Executive Officer who is also our Principal Financial Officer, of the effectiveness of the design of our disclosure controls and procedures (as defined by Exchange Act Rules 13a-15(e) or 15d-15(e)) as of February 28, 2013, pursuant to Exchange Act Rule 13a-15.  Based upon that evaluation, our Principal Executive Officer, who is also our Principal Financial Officer, concluded that our disclosure controls and procedures are not effective as of February 28, 2013 in ensuring that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.  This conclusion is based on findings that constituted material weaknesses.  A material weakness is a deficiency, or a combination of control deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the Company’s interim financial statements will not be prevented or detected on a timely basis.

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

Changes in Internal Control Over Financial Reporting

There were no changes in our internal controls over financial reporting that occurred during the six months ended February 28, 2013 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.  We believe that a control system, no matter how well designed and operated, cannot provide absolute assurance that the objectives of the control system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within any company have been detected.

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

On or about April 2, 2013, we were informed by  the Company’s independent registered public accounting firm Borgers & Cutler CPAs PC (“B&C”)  of its dissolution.   On or about April 2, 2013, we engaged the firm of BF Borgers CPA PC (“Borgers PC”), as the Company’s independent registered public accountant, to audit our financial statement for our fiscal year ending August 31, 2013, and the interim periods therein.

The Company is currently negotiating a partnership agreement with Saudi Global Investments LLC., a company duly incorporated in the Kingdom of Saudi Arabia with offices located in Riyadh, Saudi Arabia, regarding their intent to form a partnership in order to sell CorTronix products in the Middle-East and other countries.  The parties expect to finalize a formal agreement prior to the end of this upcoming quarter ended May, 2013.

Item 6.  Exhibits

EXHIBITS

Number	Description
3.1(a)	Articles of Incorporation.	Incorporated by reference to the Company’s Form S-1 registration statement filed with the Securities and Exchange Commission on October 14, 2008.
3.1(b)	Amendment to Articles of Incorporation	Incorporated by reference to the Company’s Current Report on Form 8-K filed on September 9, 2011.
3.1(c)	Amendment to Articles of Incorporation	Incorporated by reference to the Company’s Definitive 14C filed on November 2, 2012
3.2(a)	Bylaws.	Incorporated by reference to the Company’s Form S-1 registration statement filed with the Securities and Exchange Commission on October 14, 2008.
3.2(b)	Amendment to Bylaws	Incorporated by reference to the Company’s Current Report on Form 8-K filed on September 28, 2011.
10.1	Consulting Services and Finders Fee Agreement, dated February 1, 2012	Incorporated by reference to the Company’s Current Report on Form 8-K filed on February 1, 2012.
10.2	Mining Option Agreement, dated February 1, 2012	Incorporated by reference to the Company’s Current Report on Form 8-K filed on February 1, 2012.
10.3	Mutual Release Agreement by and between the Company and David Gibson	Incorporated by reference to the Company’s Form 10-K annual report filed with the Securities and Exchange Commission on December 14, 2011.
10.4	Form of Promissory Note	Incorporated by reference to the Company’s Form 10-K annual report filed with the Securities and Exchange Commission on December 14, 2011.
10.5	Acquisition Agreement between the Company and CorTronix dated August 15, 2012	Incorporated by reference to the Company’s Current Report on Form 8-K filed on August 21, 2012.
10.6	Assignment Agreement between Yoel Palomino and CorTronix dated August 10, 2012	Incorporated by reference to the Company’s Current Report on Form 8-K filed on August 21, 2012.
31.1	Certification of Chief Executive Officer pursuant to Securities Exchange Act Rule 13a-14(a)/15d-14 (a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith
31.2	31.2 Certification of Chief Financial Officer pursuant to Securities Exchange Act Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith
101.INS	XBRL Instance Document	** Filed Herewith
101.SCH	XBRL Taxonomy Extension Schema	** Filed Herewith
101.CAL	XBRL Taxonomy Extension Calculation Linkbase	** Filed Herewith
101.DEF	XBRL Taxonomy Extension Definition Linkbase	** Filed Herewith
101.LAB	XBRL Taxonomy Extension Label Linkbase	** Filed Herewith
101.PRE	XBRL Taxonomy Extension Presentation Linkbase	** Filed Herewith
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

CORTRONIX BIOMEDICAL ADVANCEMENT TECHNOLOGIES INC.

Date:	April 22, 2013	By:	/s/ Yoel Palomino
		Name:	Yoel Palomino
		Title:	Chief Executive Officer, Chief Financial Officer, President, Secretary, Treasurer and Director (Principal Executive Officer, Principal Financial and Principal Accounting Officer)