Form 10-Q/A
period 2012-11-30
Cortronix Biomedical Advancement Technologies Inc.
filed 2013-04-24
CIK 1380713

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

EXPLANATORY NOTE

The purpose of this Amendment No. 1 on Form 10–Q/A to Cortronix Biomedical Advancement Technologies Inc.’s quarterly report on Form 10–Q for the quarter ended November 30, 2012, filed with the Securities and Exchange Commission on January 22, 2013 (the “Form 10–Q”), is solely to furnish Exhibit 101 to the Form 10–Q in accordance with Rule 405 of Regulation S–T.

No other changes have been made to the Form 10–Q. This Amendment No. 1 speaks as of the original filing date of the Form 10–Q, does not reflect events that may have occurred subsequent to the original filing date and does not modify or update in any way disclosures made in the original Form 10–Q.

Item 6.  Exhibits

EXHIBITS

Number	Description
3.1(a)	Articles of Incorporation.	Incorporated by reference to the Company’s Form S-1 registration statement filed with the Securities and Exchange Commission on October 14, 2008.
3.1(b)	Amendment to Articles of Incorporation	Incorporated by reference to the Company’s Current Report on Form 8-K filed on September 9, 2011.
3.1(c)	Amendment to Articles of Incorporation	Incorporated by reference to the Company’s Definitive 14C filed on November 2, 2012
3.2(a)	Bylaws.	Incorporated by reference to the Company’s Form S-1 registration statement filed with the Securities and Exchange Commission on October 14, 2008.
3.2(b)	Amendment to Bylaws	Incorporated by reference to the Company’s Current Report on Form 8-K filed on September 28, 2011.
10.1	Consulting Services and Finders Fee Agreement, dated February 1, 2012	Incorporated by reference to the Company’s Current Report on Form 8-K filed on February 1, 2012.
10.2	Mining Option Agreement, dated February 1, 2012	Incorporated by reference to the Company’s Current Report on Form 8-K filed on February 1, 2012.
10.3	Mutual Release Agreement by and between the Company and David Gibson	Incorporated by reference to the Company’s Form 10-K annual report filed with the Securities and Exchange Commission on December 14, 2011.
10.4	Form of Promissory Note	Incorporated by reference to the Company’s Form 10-K annual report filed with the Securities and Exchange Commission on December 14, 2011.
10.5	Acquisition Agreement between the Company and Cortronix dated August 15, 2012	Incorporated by reference to the Company’s Current Report on Form 8-K filed on August 21, 2012.
10.6	Assignment Agreement between Yoel Palomino and Cortronix dated August 10, 2012	Incorporated by reference to the Company’s Current Report on Form 8-K filed on August 21, 2012.
31.1	Section 302 Certification - Principal Executive Officer	Incorporated by reference to the Company's Form 10-Q filed with the Securities and Exchange Commission on January 22, 2013
31.2	Section 302 Certification - Principal Financial Officer	Incorporated by reference to the Company's Form 10-Q filed with the Securities and Exchange Commission on January 22, 2013
32.1	Certification Pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Incorporated by reference to the Company's Form 10-Q filed with the Securities and Exchange Commission on January 22, 2013
101.INS	XBRL Instance Document	Filed herewith **
101.SCH	XBRL Taxonomy Extension Schema Document	Filed herewith **
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document	Filed herewith **
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document	Filed herewith **
101.LAB	XBRL Taxonomy Extension Label Linkbase Document	Filed herewith **
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document	Filed herewith **

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

CORTRONIX BIOMEDICAL ADVANCEMENT TECHNOLOGIES INC.

Date:	April 24, 2013	By:	/s/ Yoel Palomino
		Name:	Yoel Palomino
		Title:	Chief Executive Officer, Chief Financial Officer, President, Secretary, Treasurer and Director (Principal Executive Officer, Principal Financial and Principal Accounting Officer)