Form 10-Q
period 2013-05-31
Cortronix Biomedical Advancement Technologies Inc.
filed 2013-07-22
CIK 1380713

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended May 31, 2013

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

Yes [X]No [ ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

Yes [ ]No [ X]

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

Yes [ ] No [ ]

APPLICABLE ONLY TO CORPORATE ISSUERS

287,000,000 shares of common stock issued and outstanding as of July 19, 2013
(Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.)

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

PART I – FINANCIAL INFORMATION

ITEM 1.               FINANCIAL STATEMENTS

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions for Form 10-Q and Article 210 8-03 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.  In the opinion of management, all adjustments considered necessary for a fair presentation have been included.  All such adjustments are of a normal recurring nature.  Operating results for the three and nine month periods ended May 31, 2013 are not necessarily indicative of the results that may be expected for the fiscal year ending August 31, 2013.  For further information refer to the consolidated financial statements and footnotes thereto included in our Company’s Annual Report on Form 10-K for the fiscal year ended August 31, 2012.

Page
Unaudited Consolidated Financial Statements
Consolidated Balance Sheets	F-1
Consolidated Statements of Operations	F-2
Consolidated Statement of Stockholders' Deficiency	F-3
Consolidated Statements of Cash Flows	F-4
Notes to Consolidated Financial Statements	F-5 to F10

CORTRONIX BIOMEDICAL ADVANCEMENT TECHNOLOGIES INC.
(A Development Stage Company)
CONSOLIDATED BALANCE SHEETS

	May 31, 2013 (Unaudited)	August 31, 2012 (Audited)
ASSETS
Current assets
Cash	$21	$31,686
Prepaid expenses	66,981	1,813
Total current assets	67,002	33,499

Security deposit	3,390	3,390
Equipment and furniture, net	19,946	6,690
Total Assets	$90,338	$43,579

LIABILTIES AND STOCKHOLDERS’ DEFICIENCY
Current liabilities
Accounts payable and accrued liabilities	$53,171	$1,161
Accounts payable – related parties	27,829	-
Accrued interest	95,819	-
Payroll liabilities	3,642	2,604
Advances from related parties	34,358	50,000
Notes payable	819,373	-
Total Current Liabilities	1,034,192	53,765

STOCKHOLDERS’ DEFICIENCY
Common stock: 800,000,000 shares authorized, at $0.001 par value 287,000,000 and 175,000,000 shares issued and outstanding at May 31, 2013 and August 31, 2012, respectively	287,000	175,000
Capital in excess of par value	(888,702)	(174,250)
Deficit accumulated during the development stage	(342,152)	(10,936)
Total Stockholders’ Deficiency	(943,854)	(10,186)
Total Liabilities and Stockholders’ Deficiency	$90,338	$43,579

The accompanying notes are an integral part of these consolidated financial statements.

CORTRONIX BIOMEDICAL ADVANCEMENT TECHNOLOGIES INC.
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF OPERATIONS
For the three months and nine months ended May 31, 2013
and for the period from
August 3, 2012 (date of inception) to May 31, 2013

	Three months ended May 31,	Nine months ended May 31,	August 3, 2012 (date of inception) to May 31,
	2013	2013	2013

REVENUE	$-	$-	$-

EXPENSES
Professional fees	4,141	37,744	37,744
Patent fees	19,742	19,742	19,742
Salary and wages	44,905	137,296	146,911
Depreciation	254	763	763
Other general and administrative expenses	23,310	81,759	83,080
OPERATING LOSS	(92,352)	(277,304)	(288,240)

Other income and expense
Interest expense	(20,290)	(53,912)	(53,912)

NET LOSS	$(112,642)	$(331,216)	$(342,152)

Basic and diluted loss per share	$(0.00)	$(0.00)

Weighted average number of shares outstanding, basic and diluted	287,000,000	282,487,179

The accompanying notes are an integral part of these consolidated financial statements.

CORTRONIX BIOMEDICAL ADVANCEMENT TECHNOLOGIES INC.
 (A Development Stage Company)
CONSOLIDATED STATEMENT OF STOCKHOLDERS’ DEFICIENCY
For the Period from August 3, 2012 (date of inception) to May 31, 2013

				Accumulated
				Deficit
			Additional	During the
	Common Stock		paid-in	Development
	Shares	Amount	Capital	Stage	Total

Balance August 3, 2012	-	$-	$-	$-	$-
Issuance of common shares for cash, August 3, 2012	750,000	750	-	-	750
Recapitalization effect on issuance of common shares	174,250,000	174,250	(174,250)	-	-
Net loss	-	-	-	(10,936)	(10,936)
Balance, August 31, 2012	175,000,000	175,000	(174,250)	(10,936)	(10,186)
Recapitalization on September 11, 2012	112,000,000	112,000	(714,452)	-	(602,452)
Net loss for the period	-	-	-	(331,216)	(331,216)
Balance, May 31, 2013	287,000,000	$287,000	$(888,702)	$(342,152)	$(943,854)

The accompanying notes are an integral part of these consolidated financial statements.

CORTRONIX BIOMEDICAL ADVANCEMENT TECHNOLOGIES INC.
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the nine months ended May 31, 2013
and for the period from August 3, 2012 (date of inception) to May 31, 2013

	Nine Months ended May 31, 2013	From inception (August 3, 2012) to May 31, 2013

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(331,216)	$(342,152)
Adjustment to reconcile net loss to net cash (used in) operating activities:
Depreciation	763	763
Accrued interest	53,912	53,912
Damage deposit	-	(3,390)
Prepaid expenses	(65,168)	(66,981)
Payroll liabilities	1,038	3,642
Accounts payable and accrued liabilities	32,308	33,469
Accounts payable – related parties	27,829	27,829
Net cash provided by (used) in operating activities	(280,534)	(292,908)

CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition of equipment and furniture	(14,019)	(20,709)
Cash from acquisition	22,889	22,889
Net cash provided by ( used) in investing activities	8,870	2,180

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from notes	240,000	290,000
Proceeds from issuance of common stock	-	750
Net cash provided by financing activities	240,000	290,750

Increase (decrease) in cash during the period	(31,664)	22
Cash, beginning of period	31,686	-
Cash, end of period	$22	$22

Supplemental non-cash investing activities:
Accounts payable acquired from reverse acquisition	$19,702	$19,702
Accrued interest acquired from reverse acquisition	41,907	41,907
Advances from related parties acquired from reverse acquisition	34,358	34,358
Notes payable acquired from reverse acquisition	579,373	579,373
Loan receivable	(50,000)	(50,000)
	625,340	625,340

The accompanying notes are an integral part of these consolidated financial statements.

CORTRONIX BIOMEDICAL ADVANCEMENT TECHNOLOGIES INC.
(A Development Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
May 31, 2013

1. ORGANIZATION AND BASIS OF PRESENTATON

CorTronix Biomedical Advancement Technologies Inc. (formerly Pana-Minerales S.A.) (the “Company”), was incorporated under the laws of the State of Nevada on October 4, 2006 with authorized capital stock of 100,000,000 shares at $0.001 par value.  The Company was originally organized for the purpose of acquiring and developing mineral properties.

On August 15, 2012, we entered into an acquisition agreement with CorTronix Technologies Inc. (“CorTronix”).  The officer and director of CorTronix, Yoel Palomino is also the officer and director of the Company, and is the developer of the technology held by CorTronix. CorTronix was incorporated solely for the purpose of this acquisition and its only operations were the development of a proprietary technology known as CorlinkTM.  CorlinkTM,is an advanced telemetric system used to transmit, analyze, report and store all types and variations of physiological studies. Under the terms of the acquisition agreement CorTronix became a wholly owned subsidiary of the Company and is now the operational company which will continue with the commercialization of the technology it holds. Under the terms of the agreement, the Company acquired all of the issued and outstanding shares of CorTronix in exchange for the issuance of 175,000,000 restricted shares of the Company. The Share Exchange Agreement was completed on September 11, 2012.

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

Both the Company and its subsidiary CorTronix have a fiscal year end of August 31.

The interim consolidated financial statements for the nine months ended May 31, 2013 are unaudited. These consolidated financial statements  are prepared in accordance with requirements for unaudited interim periods, and consequently do not include all disclosures required to be in conformity with accounting principles generally accepted in the United States of America. The results of operations for the interim periods are not necessarily indicative of the results to be expected for the fiscal year ended August 31, 2013. In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature. These interim consolidated financial statements should be read in conjunction with the financial statements included in our Annual Report on Form 10-K for the year ended August 31, 2012 filed with the Securities and Exchange Commission on December 14, 2012.

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
May 31, 2013

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Development- Stage

CorTronix Biomedical Advancement Technologies Inc. is a development-stage company as defined in Accounting Standards Codification (“ASC”) 915 Development-Stage Entities, as it is developing an advanced telemetric system used to transmit, analyze, report and store all types and variations of physiological studies. There have been no revenues from planned principal operations or sales from August 3, 2012 (date of inception) through to May 31, 2013. Consequently, cumulative amounts are presented in these consolidated financial statements.

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
May 31, 2013

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Income Taxes

The Company utilizes the liability method of accounting for income taxes. Under the liability method, deferred tax assets and liabilities are determined based on the differences between financial reporting and the tax bases of the assets and liabilities and are measured using the enacted tax rates and laws that will be in effect, when the differences are expected to reverse. An allowance against deferred tax assets is recorded, when it is more likely than not, that such tax benefits will not be realized. As of May 31, 2013, the Company had a deferred tax asset and related valuation allowance of $78,000, which begins to expire in 2032, related to its current operations.

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

Recent Accounting Pronouncements

There are several new accounting pronouncements issued by the Financial Accounting Standards Board (“FASB”) which are not yet effective. Each of these pronouncements, as applicable, has been or will be adopted by the Company. As of May 31, 2013, none of these pronouncements is expected to have a material effect on the financial position, results of operations or cash flows of the Company.

CORTRONIX BIOMEDICAL ADVANCEMENT TECHNOLOGIES INC.
(A Development Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
May 31, 2013

3. GOING CONCERN

The Company will need additional working capital to service its debt, for ongoing operational expenses and to continue with the commercialization of its development stage technology, which raises substantial doubt about its ability to continue as a going concern. While management of the Company has developed a strategy, which it believes will accomplish this objective through additional loans and advances, equity funding, and long term financing, which will enable the Company to operate for the coming year, there can be no assurance that funds will be available to the Company if and when needed.

4.  PREPAID EXPENSES

The following table provides details of the Company’s prepaid expenses as of May 31, 2013 and August 31, 2012:

	May 31, 2013	August 31, 2012
Legal services fee	$7,500	$-
Rent	-	1,814
Advances to manufacturer	59,481	-
	$66,981	$1,814

Prepaid expenses of $59,481 consist of amounts advanced to manufacturing firms with respect to the development of CorlinkTM prototypes and manufacturing moulds.   As at the date of this report the moulds have been completed and the Company is expecting to receive prototypes of its customized product line in the next 60 days.

A prepaid expense of $7,500 is the retainer for general IP consultation related to the development of Smartphone Apps for Remotely Monitoring and Reading ECG’s and Other Medical Devices.  The retainer is maintained during the course of the work performed by the IP consultants and will be applied to any final billings upon completion of work performed.

5.  BUSINESS COMBINATION

On August 15, 2012, the Company entered into an acquisition agreement with CorTronix.  The officer and director of CorTronix, Yoel Palomino is also the officer and director of the Company, and is the developer of the technology held by CorTronix. CorTronix was incorporated solely for the purpose of this acquisition and its only operations were the development of a proprietary technology known as CorlinkTM.  CorlinkTM,is an advanced telemetric system used to transmit, analyze, report and store all types and variations of physiological studies. Under the terms of the acquisition agreement CorTronix became a wholly owned subsidiary of the Company and is now the operational company which will continue with the commercialization of the technology it holds. Under the terms of the agreement, the Company acquired all of the issued and outstanding shares of CorTronix in exchange for the issuance of 175,000,000 restricted shares of the Company. The Share Exchange Agreement was completed on September 11, 2012.

CorTronix was incorporated under the laws of the State of Nevada on August 3, 2012 with authorized capital stock of 75,000,000 shares at $0.001 par value.  CorTronix was organized for the purpose of developing the CorlinkTM technology.

Pursuant to the terms and conditions of the acquisition agreement, we acquired 100% of the issued capital stock, 750,000 common shares; of CorTronix in exchange for 175,000,000 shares of the Company’s common stock, or 56.54% is the issued and outstanding share of the Company.

CORTRONIX BIOMEDICAL ADVANCEMENT TECHNOLOGIES INC.
(A Development Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
May 31, 2013

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

7. LOANS PAYABLE

A summary of the principal balances of notes payable included in the consolidated balance sheet as of May 31, 2013:

Date	Principal
April 15, 2011	$50,000
May 6, 2011	50,000
May 26, 2011	31,000
September 30, 2011	49,798
October 5, 2011	3,903
November 5, 2011	8,570
November 7, 2011	50,000
January 10, 2012	1,995
March 12, 2012	21,320
March 27, 2012	200,000
April 5, 2012	6,214
April 10, 2012	100,000
July 6, 2012	6,574
November 9, 2012	150,000
February 4, 2013	50,000
April 2, 2013	40,000
$819,374

CORTRONIX BIOMEDICAL ADVANCEMENT TECHNOLOGIES INC.
(A Development Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
May 31, 2013

7. LOANS PAYABLE (continued)

At May 31, 2013, there was a balance of $819, 374 outstanding, due and payable to an unrelated third party.  These notes each have a one year term, bearing interest at ten (10%) percent per annum and are payable in full on the anniversary date.  The accrued interest for the nine month period ended May 31, 2013 totaled $53,912 in respect of these loans. The Company did not make any payments towards accrued interest in the period, leaving an amount of $95,819 reflected on the Company’s balance sheet as Accrued Interest.

Certain of these loans with a principal balance totaling $572,800 came due and payable in the current period at which time the lender verbally agreed to convert the loans to “demand” loans, with interest continuing to accrue until such time as they are paid in full.

8. SIGNIFICANT TRANSACTIONS WITH RELATED PARTY

On August 3, 2012, the Company entered into a consulting agreement with Mr. Yoel Palomino, director and officer of the Company. Under the terms of the agreement, the Company will pay an annual salary of $125,000 to Mr. Palomino, payable weekly. During the nine month period ended May 31, 2013, the Company made cash payments of $81,731, leaving $12,019 due and payable to Mr. Palomino pursuant to the agreement.

During the nine month period ended May 31, 2013, Mr. Palomino advanced the Company $510 in order to settle certain operating expenses payable as they came due.

During the nine month period ended May 31, 2013, Mr. Jorge Saer, the Chief Technology Officer of the Company, invoiced a total amount of $36,000 for project development services. The Company made cash payments of $20,700, leaving $15,300 due and payable to Mr. Saer as at May 31, 2013.

During the nine month period ended May 31, 2013, an amount of $115,687 from the salary and wage expenses for Yoel Palomino and Jorge Saer was attributed to research and development with respect to the Company’s current software currently under development.

On August 15, 2012, we entered into an acquisition agreement with CorTronix ( see Note 4 above), a company controlled by our Officer and Director, Yoel Palomino.  Under the terms of the acquisition agreement, the Company acquired all of the issued and outstanding shares of CorTronix in exchange for the issuance of 175,000,000 restricted shares of the Company to Mr. Palomino who directed the issuance as to 122,500,000 shares issued to Mr. Palomino and 52,500,000 shares issued to Mr. Saer.   On September 11, 2012, the Company completed this transaction and CorTronix became a wholly-owned subsidiary of the Company.

9. CAPITAL STOCK

On August 15, 2012, we entered into an acquisition agreement with CorTronix.  Under the term of the acquisition agreement, the Company acquired all of the issued and outstanding shares of CorTronix in exchange for the issuance of 175,000,000 restricted shares of the Company. On September 11, 2012, the Company completed this transaction. All outstanding shares have been restated to reflect the effect of the business combination.

As at May 31, 2013, the Company had a total of 287,000,000 shares of common stock issued and outstanding.

10.  SUBSEQUENT EVENTS

The Company has evaluated subsequent events from the balance sheet date through the date that the financial statements were issued and determined that there were no other events to disclose.

ITEM  2.              MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

The Company was incorporated under the laws of the State of Nevada on October 4, 2006 with authorized capital stock of 100,000,000 shares at $0.001 par value. The Company was originally organized for the purpose of acquiring and developing mineral properties.  The Company divested itself of all of its mining properties during 2012, upon finalizing the agreements with CorTronix Technologies Inc.   CorTronix is a BioMedical corporation with a core competency in Mobile Cardio Devices. CorTronix™ is in development stages of creating a complete product line that will consist of what management believes to be revolutionary multiple mobile devices with the capacity to acquire and process patient's data through a consolidated “Single Source” Network.

On August 15, 2012, we entered into an acquisition agreement with CorTronix Technologies Inc. (“CorTronix”). Yoel Palomino, the sole officer and director of the Company is the developer of the technology held by CorTronix. CorTronix was incorporated solely for the purpose of this acquisition. The assets of CorTronix are CorlinkTM an advanced telemetric system used to transmit, analyze, report and store all types and variations of physiological studies.   Under the terms of the agreement, the Company acquired all of the issued and outstanding shares of CorTronix in exchange for the issuance of 175,000,000 restricted shares of the common stock of the Company in exchange for all of the issued and outstanding shares of CorTronix.  The transaction was completed on September 11, 2012.

The Company is developing the CorTronix technology through its wholly-owned subsidiary.

Results of Operations

The following discussion of the financial condition, results of operations, cash flows, and changes in our financial position should be read in conjunction with our audited consolidated financial statements and notes included in our Annual Report on Form 10-K for the fiscal year ended August 31, 2012, filed on December 14, 2012.

We have suffered recurring losses from operations. The continuation of our Company is dependent upon us attaining and maintaining profitable operations and raising additional capital as needed.  In this regard, we have successfully raised additional capital through loan transactions in the past and presently believe we will be able to raise additional funds through loan transactions and equity offerings in the future, though we can offer no assurance of this outcome as no specific arrangements are in place.

The three month period ended May 31, 2013
During the three month period ended May 31, we earned no revenues from operations.

The Company completed a reverse merger with an inception date of August 3, 2012 and therefore there is no comparable data for the three months ended May 31, 2012.

For the three month period ended May 31, 2013 we incurred losses from operations of $92,352 and a net loss of $112,642. The operating loss for the period ended May 31, 2013 is primarily attributed to salaries and wages of $44,905, professional fees of $4,141, patent fee of $19,742 and general and administrative expenses of $23,310.   All related to our business operations. Our net loss includes an interest expense of $20,290 on loans for operations.

The nine month period ended May 31, 2013

During the nine month period ended May 31, 2013 we earned no revenues from operations.

The Company completed a reverse merger with an inception date of August 3, 2012 and therefore there is no comparable data for the nine months ended May 31, 2012.

For the nine month period ended May 31, 2013 we incurred and operation loss of $277,304 and a net loss of $331,216. The operating loss for the period ended May 31, 2013 is primarily attributed to salaries and wages of $137,296, professional fees of $37,744, patent fee of $19,742 and general and administrative expenses of $81,759.   The net loss includes incurred interest of $53,912 on loans for operations.

Period from inception, August 3, 2012 to May 31, 2013

Our revenues since inception to date have been $nil.  Since inception, losses from operations have totaled $288,240 and we have an accumulated deficit of $342,152 due to the operating losses of $256,498 and interest expenses of $53,912.  We expect to continue to incur losses as a result of continued research and development expenses for our technology, marketing and manufacturing expenses and as a result of expenditures for general and administrative activities while we remain in the development stage.

Liquidity and Capital Resources

As of May 31, 2013, we had approximately $22 in cash, prepaid expenses of $66,981 and a working capital deficiency of $967,190.  During the nine months ended May 31, 2013, we used net cash of $280,534 in operating activities.

During the nine months ended May 31, 2013, we received $240,000 by way of loans from an unrelated third party in order to fund operations.  The loans are unsecured, bear interest at 10% per annum, and are due one year from the date of advance. Interest shall accrue during the term of the loans and is payable on the due date. Thus the Company continues to receive loans for operations which is allowing the Company to meet its obligations as they become due.  However, there can be no assurance that such loans will continue or will be available if and when needed on a timely basis.  The Company intends to seek additional funding by way of loans or equity financings.

We will not have sufficient funds for our planned operations or to meet ongoing obligations unless we are successful in raising additional capital.

During the nine months ended May 31, 2013, we used net cash of $14,019 in investing activities related to the purchase of equipment and furniture.

        We anticipate that we will require a minimum of $310,000 over the next twelve months in order to finalize the R&D on the majority of our products and to maintain public company operations. In that twelve month period we anticipate that we will have 4 out of 5 prototypes completed and in the approval process while continuing development of the final products. We are allocating a total of $210,000 for remaining R&D for the upcoming 12 months; however we may not expend the entire R&D budget over the twelve month period as it is dependent on the timelines for development of each product.   During the nine month period ended May 31, 2013, an amount of $115,687 from salaries and consulting fees paid or accrued to Yoel Palomino and Jorge Saer was designated as R&D expenditures.    Following is an updated review of the status of the Company’s technology as of the date of this filing.    To compare with prior status please refer to the Company’s filings on its Form 10K for the period ended August 31, 2012.

CorLink&CorView:
90% complete
The cloud system is 75% complete, as the mechanism for sending and receiving studies is implemented with email notification along with the User management and security protocols.
Cost to completion $10,000

CorTab
90% complete
From the date of acquisition of the project the Company has migrated from an embedded ECG solution to a Bluetooth based solution through the R&D process.   Prototype circuits are due to be received in within the next 60 days from Rapid PCB, a company dedicated to rapid prototying of circuits.  As well the Company expects during the upcoming quarter to receive  prototype devices from Noble Win Internal based in China. Cost to completion $15,000

CorPak
49% complete
The Company has selected the main device and platform to be used for the CorPak device. TheUSB embedded circuit is under testing currently,  and is functioning properly.   Tests continue to be implemented to bring about the definitive copy of the electrical schematic to remit to Noble Win International in China for implementation into the main device.
Cost to completion $55,000

CorCare
35% complete.  This technology uses platform protocols in common with our other units, therefore the work on the other units can be directly implemented with CorCare thus furthering the development of this technology.
Cost to completion $60,000

CorCheck
30% complete.   This technology is similar to CorCare in that they both use the same platform.  Work on the previous platforms can therefore also be adopted for CorCheck.
Cost to completion $70,000

Total R&D funding: $210,000

We do not presently have sufficient funds to undertake our plan of operations. We believe we have sufficient funds to maintain the public company reporting status but will need to raise funds in order to undertake our business plan. We intend to raise these funds by the sale of equity or loans as they can be negotiated. We do not currently have any sources for equity funding and while we have been successful in raising funding by way of loans to date, we cannot predict whether we will be able to raise the funding required to undertake our business plan.

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

ITEM 3.                QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS

Not Applicable.

ITEM 4.                CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

The Company has adopted and maintains disclosure controls and procedures that are designed to provide reasonable assurance that information required to be disclosed in the reports filed under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), such as this Form 10-Q, is collected, recorded, processed, summarized and reported within the time periods specified in the rules of the Securities and Exchange Commission.  The Company’s disclosure controls and procedures are also designed to ensure that such information is accumulated and communicated to management to allow timely decisions regarding required disclosure.  As required under Rule 13a-15 of the Exchange Act, the Company’s management, including the Chief Executive Officer and Principal Financial Officer, has conducted an evaluation of the effectiveness of disclosure controls and procedures as of the end of the period covered by this report.

Based upon its current evaluation, the Company has concluded that the Company’s current disclosure controls and procedures are not effective to ensure that information required to be disclosed by the Company in the reports that the Company files or submits under the Exchange Act, is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to the Company’s management, including the Company’s CEO, as appropriate, to allow timely decisions regarding required disclosure.

Management’s Report on Internal Control over Financial Reporting

The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Rule 13a-15 of the Exchange Act.  The Company’s internal control over financial reporting is designed to provide reasonable assurance to the Company’s management and Board of Directors regarding the preparation and fair presentation of published financial statements.  Management conducted an assessment of the Company’s internal control over financial reporting based on the framework and criteria established by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control – Integrated Framework. Based on the assessment, management concluded that, as of May 31, 2013 the Company’s internal control over financial reporting is not effective. The assessment identified a material weakness in the internal control over financial reporting resulting from the Company not having adequate resources to employ sufficient personnel to provide adequate segregation of duties and have personnel knowledgeable in accounting and reporting.

The Company’s management, including its Chief Executive Officer and Principal Financial Officer, does not expect that the Company’s disclosure controls and procedures and its internal control processes will prevent all error and all fraud.  A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met.  Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs.  Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of error or fraud, if any, within the Company have been detected.  These inherent limitations include the realities that judgments in decision-making can be faulty, and that the breakdowns can occur because of simple error or mistake.  Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the control.  The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.  Over time, controls may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate.  Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and may not be detected.  However, these inherent limitations are known features of the financial reporting process.  Therefore, it is possible to design into the process safeguards to reduce, though not eliminate, this risk.

Changes in Internal Control

There has been no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) that occurred during the three months ended May 31, 2013, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

This quarterly report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting.  Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to rules of the Securities and Exchange Commission, which permanently exempt smaller reporting companies.

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

The Company is currently negotiating a partnership agreement with Saudi Global Investments LLC., a company duly incorporated in the Kingdom of Saudi Arabia with offices located in Riyadh, Saudi Arabia, regarding their intent to form a partnership in order to sell CorTronix products in the Middle-East and other countries.  The parties had expected to finalize a formal agreement prior to the end of this quarter ended May 31, 2013, however, to date, no formal agreement has been finalized.   The Company continues to work to complete a formal agreement.

Item 6.  Exhibits

EXHIBITS

Number	Description
3.1(a)	Articles of Incorporation.	Incorporated by reference to the Company’s Form S-1 registration statement filed with the Securities and Exchange Commission on October 14, 2008.
3.1(b)	Amendment to Articles of Incorporation	Incorporated by reference to the Company’s Current Report on Form 8-K filed on September 9, 2011.
3.1(c)	Amendment to Articles of Incorporation	Incorporated by reference to the Company’s Definitive 14C filed on November 2, 2012
3.2(a)	Bylaws.	Incorporated by reference to the Company’s Form S-1 registration statement filed with the Securities and Exchange Commission on October 14, 2008.
3.2(b)	Amendment to Bylaws	Incorporated by reference to the Company’s Current Report on Form 8-K filed on September 28, 2011.
10.1	Consulting Services and Finders Fee Agreement, dated February 1, 2012	Incorporated by reference to the Company’s Current Report on Form 8-K filed on February 1, 2012.
10.2	Mining Option Agreement, dated February 1, 2012	Incorporated by reference to the Company’s Current Report on Form 8-K filed on February 1, 2012.
10.3	Mutual Release Agreement by and between the Company and David Gibson	Incorporated by reference to the Company’s Form 10-K annual report filed with the Securities and Exchange Commission on December 14, 2011.
10.4	Form of Promissory Note	Incorporated by reference to the Company’s Form 10-K annual report filed with the Securities and Exchange Commission on December 14, 2011.
10.5	Acquisition Agreement between the Company and CorTronix dated August 15, 2012	Incorporated by reference to the Company’s Current Report on Form 8-K filed on August 21, 2012.
10.6	Assignment Agreement between Yoel Palomino and CorTronix dated August 10, 2012	Incorporated by reference to the Company’s Current Report on Form 8-K filed on August 21, 2012.
31.1	Certification of Chief Executive Officer pursuant to Securities Exchange Act Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith
31.2	Certification of Chief Financial Officer pursuant to Securities Exchange Act Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith
101.INS	XBRL Instance Document	Filed herewith*
101.SCH	XBRL Taxonomy Extension Schema	Filed herewith*
101.CAL	XBRL Taxonomy Extension Calculation Linkbase	Filed herewith*
101.DEF	XBRL Taxonomy Extension Definition Linkbase	Filed herewith*
101.LAB	XBRL Taxonomy Extension Label Linkbase	Filed herewith*
101.PRE	XBRL Taxonomy Extension Presentation Linkbase	Filed herewith*
*Pursuant to Rule 406T of Regulation S-T, these interactive data files are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933 or Section 18 of the Securities Exchange Act of 1934 and otherwise are not subject to liability.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CORTRONIX BIOMEDICAL ADVANCEMENT TECHNOLOGIES INC.

Date:	July 22, 2013	By:	/s/ Yoel Palomino
		Name:	Yoel Palomino
		Title:	Chief Executive Officer, Chief Financial Officer, President, Secretary, Treasurer and Director (Principal Executive Officer, Principal Financial and Principal Accounting Officer)