Form 10-K
period 2013-08-31
Cortronix Biomedical Advancement Technologies Inc.
filed 2014-02-21
CIK 1380713

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

(Mark One)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended August 31, 2013

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

The aggregate market value of voting common stock held by non-affiliates was approximately $25,600,000 as of February 28, 2013, based on the closing price of $0.32 of the Company’s common stock on February 28, 2013 assuming solely for the purpose of this calculation that all directors, officers and greater than 10% stockholders of the registrant are affiliates.  Shares of common stock held by each officer and director have been excluded in that such persons may be deemed to be affiliates.  This determination of affiliate status is not necessarily a conclusive determination for other purposes.

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

349,500,000 common shares outstanding as of February 4, 2014

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

On January 15, 2008, Cortronix Biomedical Advancement Technologies Inc.(formerly Pana-Minerales S.A.) (the “Company”, “we” “our” and “us”) purchased the Marawi Gold Claims located in the Philippines for $5,000 and obtained a mining license for an additional payment of $1,843. On September 10, 2012, the Board of Directors determined to abandon the claims as they had determined not to pursue the mining and exploration business.

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

On August 15, 2012, the Company entered into an acquisition agreement (the “Acquisition Agreement”) with CorTronix Technologies Inc. (“CorTronix”), a private Nevada corporation and Yoel Palomino (the “Shareholder”).  The sole officer and director of CorTronix, Yoel Palomino is also the sole officer and director of Cortronix Biomedical Advancement Technologies Inc. and is the developer of the technology held by CorTronix and is the President, Secretary and Treasurer and sole director of CorTronix.    CorTronix was incorporated solely for the purpose of this acquisition.  The assets of CorTronix is Corlink an advanced telemetric system used to transmit, analyze, report and store all types and variations of physiological studies. The closing date was September 11, 2012, which is the date the shares were transferred.

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

On July 25, 2013, the Company entered into a marketing agreement with Global Investment Strategies S.A. LLC., a company with offices in Saudi Arabia (“GIS”) whereby GIS is granted the exclusive license for the Middle East and will provide support, management and personnel to make strategic introductions to end users of the Cortronix technologies, including but not limited to hospitals, government agencies, the military and certain airlines in the middle east and other countries.   The Company is not requested to pay any payments, fees, royalties or other consideration other than to issue a total of 52,500,000 shares of the common stock of the Company which were issued on November 19, 2013.   The contract also gives GIS the right to appoint a member to the Board of Directors, however, no appointment has yet been made.  The agreement has an initial term of five years and renews automatically for an additional five years unless written notice is provided by either party.

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

Business of CorTronix

CorTronix is a BioMedical Corporation with a core competency in Mobile Cardio Devices.   CorTronix is in development stages of creating a complete product line that will consist of multiple revolutionary mobile devices with the capacity to acquire and process patient/s data through a consolidated “Single Source” Network.

CorTronix integrates existing medical procedures with cutting edge wireless technology through the Company’s proprietary Network (CorLink) with the intent of creating the next generation Telemetric Medical Devices.  The Company is in the “intermediate” stages of developing the infrastructure of this Global Health Network that will significantly increase the overall ability for Medical Professionals to properly diagnose and analyse Patients data remotely and in real time.

All of the products at this stage are conceptual.   Mr. Palomino and Mr. Saer have the past seven months on R&D and design and have developed  documentation for instance circuit schematics.

The Company is currently developing software that are designed to run on various mobile software platforms including but not limited to the AndroidTM Operating System.  CorTronix BioMedical’s proprietary software will be able to be used on any existing tablet that a health care provider already may use, and will also be creating it’s CorTab which will have all necessary technology integrated into a single unit that will be available for sale or lease through the Company directly.

 “Tablet” – referring to mobile devices such as “IpadTM”, Galaxy TabTM”, etc. that runs on a Mobile Operating Platforms.

CorLink Health Network

Corlink is an advanced telemetric system used to transmit, analyze, report and store all types and variations of physiological studies. It was originally designed for use with ECG Holter studies, but recent advancements in state of the art mobile device technology has extended its usefulness and the overall demand. Current protocol for the monitoring of cardiac patients require that the patient is connected to a Holter Recorder in 24-48 hour intervals at which time the patient is needed to return to their Doctors office or Hospital to have the Holter unhooked and analyzed.  Depending on the extent of the Patient’s medical condition, this process could be repeated over the course of two weeks or more consecutively for patients having more complicated symptoms, such cardiac event monitor can be worn for a month or more.  Existing Holter Recorder are large and bulky, usually measuring 3”x 7”x 2” and with no wireless capabilities, making everyday life very challenging.

CoreLink was designed to provide the modern universal Telemedical diagnostics platform, where vital data is streamed from remote devices to Doctors anywhere in the world with mille-metric precision and effectiveness over CorTronix Technologies’ cutting edge Cloud based platform. This highly intelligent proprietary network will combine mobile devices with the company’s powerful Internet protocols creating a new paradigm through remote medical diagnostics.  With “Doctor to Patient” confidentiality in mind, CorLink was created using .NET framework with high-level encryption, allowing information to flow instantaneously.  These factors allow for CorTronix to integrate the CorLink platform seamlessly into other industries such as the Military Hospitals, Emergency Services, and other industries where “real time” vital information is essential.

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

CorLink

Corlink an advanced telemetric system used to transmit, analyze, report and store all types of physiological studies. It was originally designed for ECG Holter studies, but recent state of the art technology has extended its usefulness by enabling it, to transmit more patient data in a very efficient, instantaneous, and cost effective way eliminating the need for health challenged patients to make frequent visits to medical facilities for these important readings.  By using highly intelligent devices and powerful Internet protocols you are able to send patient data to healthcare professionals from a remote location and receive comprehensive reports in a matter of seconds. CorLink will keep all of the CorTronix devices linked and will provide doctors with a constant feed of patient data with minimal interruptions and stability. CorLink is being developed using .NET framework, this allows it to make use of secure internet protocols that allow patient data to be sent and received, without sacrificing doctor to patient confidentiality. CorLink is backed up by state of the art servers, giving us unlimited storage, and internet speed.

1.	Military at Large
2.	Hospitals
3.	Global Transportation Industries
4.	Emergency Services Market
5.	Any industry with the need for Constant transfer of Any data

In general any of these 5 industries listed above will benefit, from Corlink because of its speed, stability, security, and adaptability to run on multiple platforms.

CorTab

A hand held tablet computer powered by Android and equipped with the latest mobile technology. Cardio-Pad will have custom built software applications for ECG, Stress Test, and Holter analysis, enabling cardiologists to have the necessary tools for patient diagnosis on the go. This system will acquire real time ECG signal, while giving the doctors the ability to analyze it on the spot before sending it through our network. The studies can be sent back to a server to be kept for further testing or reference. The CorView application listed below will run on CorTab giving it its revolutionary functionality. CorView was designed from the bottom up, and optimized to take advantage of CorTabs hardware capabilities, such as GPS location services for patients. Cardiologist will soon take advantage of tab, and make use of the first hands on mobile ECG suite.

CorView

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

 CorPak

A major advancement from the standard 24- hour ECG Holter Recorder, by incorporating the latest GSM mobile technology and cutting edge electronics ,the CorTronix CorPak will enable physicians to monitor patient's cardiac status from any location by receiving and analyzing data packages every 30 minutes. This device will be small and very portable, so that any patient can carry it just like a cellphone. Corpak will roam on a designated GSM network, giving doctors reliability by monitoring the patient and sending back the data. CorPak will have GPS location in case of an emergency. It will also be equipped with an Emergency button with a direct 911 function, in case of a severe heart attack.

•	Military- A smaller variation of Corpak can be worn by soldiers in the field to monitor their cardiac status
•
Hospitals/Cardiac Specialists- the average, halter recorder installed on patients while on the Hospitals, has to be removed and analyzed every 24hrs. CorPak, will let the nurses monitor multiple patients while sitting in a room. This will improve response times, in case of patient emergency.

•	Athletes- Monitor any athletes heart while on the field, football, soccer etc.
•
Transportation Technicians- Freight Drivers, Captains, and Pilots of both public and commercial vehicles can be monitored in real time to not only prevent a large scale accident that could cause catastrophic damage to people and property.

CorCare Home Monitoring System

This will be a home based system that will monitor most physiological parameters and will revolutionize the home care industry, by enabling physicians to be continuously linked to their patients at home, thus reducing hospital costs. Parameters to monitor are: ECG, Oxygen Saturation in blood, and Blood Pressure. This will be a touch screen device that will make it very easy and comfortable for elderly people to operate. It will send patient ID and data to the corresponding physician.

•	Home care- Monitor the elderly and/or sick at home without the need for frequent visits to the hospital and/or doctor’s office for up to the second real time monitoring.
•	Hospitals- Monitor patients in recuperation rooms, as well as elderly care in nursing homes and hospices.

CorCheck Industrial Health Check System

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

Research and Development

The Company’s Chief Executive Officer and Chief Technology Officer spent the prior seven months working on the concept and design of the CorTronix technology.   The estimated costs of development to date are approximately $154,250.

Patents and Trademarks

Our products detailed herein are currently filed under provisional patent applications which will be completed upon the Company receiving sufficient funding to process the applications.

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

A device is substantially equivalent if, in comparison to a predicate it:

(1)	has the same intended use as the predicate; and

(2)	has the same technological characteristics as the predicate; or

(3)	has the same intended use as the predicate; and

(4)	has different technological characteristics and the information submitted to FDA;

o	does not raise new questions of safety and effectiveness; and

o	demonstrates that the device is at least as safe and effective as the legally marketed device.

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

ITEM 2.     PROPERTIES

The Company does not own any property or real estate.   The Company’s wholly owned subsidiary has a lease for office space in Doral, Florida from which the Company operates. The lease was renewed during the year for a further term ending on August 22, 2014 with monthly rental payments of $1,869 per month including applicable taxes.

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

Following is a report of high and low closing bid prices for each quarterly period for the fiscal year ended August 31, 2013 and August 31, 2012 when the Company was quoted on the Over-the-Counter Bulletin Board.

Quarter	High ($)	Low ($)
4th Quarter ended 08/31/2013	0.165	0.115
3rd Quarter ended 05/31/2013	0.40	0.255
2nd Quarter ended 02/28/2013	0.455	0.12
1st Quarter ended 11/30/2012	10.00	0.215

4th Quarter ended 08/31/2012	0.30	0.26
3rd Quarter ended 05/31/2012	0.365	0.28
2nd Quarter ended 02/29/2012	0.51	0.01
1st Quarter ended 11/30/2011	0.01	0.01

The above information was taken from information provided on OTC Markets.  The quotations provided may reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions.

Holders

As of January 10, 2014, there were 6 record holders of the Company’s common stock (which number does not include the number of stockholders whose shares are held by a brokerage house or clearing agency, but does include such brokerage houses or clearing agencies as one record holder.

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

Recent Sales of Unregistered Securities; Use of Proceeds from Registered Securities

Recent Sales of Unregistered Securities

On November 19, 2013, the Company issued a total of 52,500,000 shares of common stock of the Company in consideration for a marketing agreement with Global Investment Strategies S.A. LLC., a company with offices in Saudi Arabia (“GIS”) whereby GIS is granted the exclusive license for the Middle East and will provide support, management and personnel to make strategic introductions to end users of the Cortronix technologies, including but not limited to hospitals, government agencies, the military and certain airlines in the middle east and other countries.   The Company is not requested to pay any payments, fees, royalties or other consideration other than to issue theof 52,500,000 shares of common stock.
The Issuer relied upon the “Regulation S” exemption for the issuance of shares issued on February 27, 2012 as they were issued to non-residents of the U.S.  and were sold in compliance with the exemption from the registration requirements found in Rules 901 through 903 of Regulation S promulgated by the Securities and Exchange Commission under the Securities Act of 1933. These shares were issued in offshore transactions since the offerees were not in the United States and the purchasers were outside the United States at the time of the purchase. Each offshore subscriber certified that he or it is not a U.S. person and is not acquiring the securities for the account or benefit of any U.S. person and agreed to resell such securities only in accordance with the provisions of Regulation S, pursuant to registration under the Act or pursuant to an available exemption from registration.

On November 19, 2013, the Company issued a total of 10,000,000 shares of common stock pursuant to  a consulting and investor relations agreement with Maplehurst Investment Group, LLC (“Maplehurst”).    The Company had previously during November 2012, engaged Maplehurst to provide consulting and investor relations services for a fee of $5,000 per month.  Under the terms of the new agreement, the Company agreed to settle the outstanding amount of $40,000 under the contract with Maplehurst by way of the issuance of 10,000,000 shares of the common stock of the Company and Maplehurst agreed to provide services for an additional twelve month term for not further consideration.

We issued the relying on Rule 506 of Regulation D relying on the exemption provided under Section 4(2) of the Securities Act of 1933.

Other than the issuances disclosed above there were no unregistered securities sold or issued by the Company without the registration of these securities under the Securities Act of 1933 in reliance on exemptions from such registration requirements, within the period covered by this report, which have not been previously included in a Quarterly Report on Form 10-Q or a Current Report on Form 8-K.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

During each month within the fourth quarter of the fiscal year ended August 31, 2013, other than disclosed herein neither we nor any “affiliated purchaser,” as that term is defined in Rule 10b-18(a)(3) under the Exchange Act, repurchased any of our common stock or other securities.

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

On August 15, 2012, we entered into an acquisition agreement with CorTronix Technologies Inc. (“CorTronix”). Yoel Palomino, the sole officer and director of the Company is the developer of the technology held by CorTronix. CorTronix was incorporated solely for the purpose of this acquisition. The assets of CorTronix are Corlink an advanced telemetric system used to transmit, analyze, report and store all types and variations of physiological studies.   Under the terms of the agreement, the Company acquired all of the issued and outstanding shares of CorTronix in exchange for the issuance of 175,000,000 restricted shares of the common stock of the Company in exchange for all of the issued and outstanding shares of CorTronix.  The transaction was completed on September 11, 2012.

The Company is developing the CorTronix technology through its wholly-owned subsidiary.

Results of Operations

We have suffered recurring losses from operations. The continuation of our Company is dependent upon us attaining and maintaining profitable operations and raising additional capital as needed.

During the fiscal yeasr ended August 31, 2013 and August 31, 2012  we earned no revenues from operations.  For the fiscal year ended  August 31, 2013 we incurred losses from operations of $364,677 and a net loss of $439,243 as compared to losses from operations of $10,936 and a net loss of $10,936 for the fiscal year ended August 31, 2012.  The substantial increase in losses for fiscal 2013 over fiscal 2012 is related to the Company progressing its business and increased operations.  The operating loss for the fiscal year ended August 31, 2013 is primarily attributed to salaries and wages of $183,269, professional fees of $43,198, patent fees of $19,792 and general and administrative expenses of $117,400 plus depreciation of $1,018 while the operating loss for August 31, 2012 was related to salaries and wages of $9,615 and general and administrative expenses of $1,321.    Our net loss includes an interest expense of $74,566 for August 31, 2013 with no comparable expense for the fiscal year ended August 31, 2012.

Period from inception, August 3, 2012 to August 31, 2013

Our revenues since inception to date have been $nil.  Since inception, losses from operations have totaled $375,613 and we have net loss of $450,179.  We expect to continue to incur losses as a result of continued research and development expenses for our technology, marketing and manufacturing expenses and as a result of expenditures for general and administrative activities while we remain in the development stage.

Liquidity and Capital Resources

As of the fiscal year ended August 31, 2013, we had approximately $640 in cash, prepaid expenses of $60,377 and a working capital deficiency of $1,076,233 as compared to $31,696 in cash, prepaid expenses of $1,813 and a working capital deficiency of $20,256 for the fiscal year ended August 31, 2012.  During the fiscal year ended August 31, 2013, we used net cash of $278,645 in operating activities compared to $12,374 during the fiscal year ended August 31, 2012.

During the fiscal year ended August 31, 2013, we received $240,000 by way of loans from an unrelated third party and $50,650 as advances from a related party in order to fund operations as compared to $50,000 in loans and $750 from the issuance of common stock received during the fiscal year ended August 31, 2012.  While the Company has been receiving funding from loans and from related party advances we have not received sufficient funds to meet our obligations as they become due.   This lack of available funding when needed has impacted not only on the  development of our business but on our ability to meet our filing obligations with the requisite regulatory authorities.  There can be no assurance that we will be able to raise funding when required and we may not be able to continue operations.  The Company intends to seek additional funding by way of loans or equity financings.

We will not have sufficient funds for our planned operations or to meet ongoing obligations unless we are successful in raising additional capital.  While the Company was recently able to raise funding with which to fund the filing of this Form 10K, unless the Company can raise additional funds it will not be able to bring current the remainder of its filings or to meet its filing requirements to bring its filings current and it will not be able to continue to meet its continuing filing obligations when they come due.    Further, it will not have any funding with which to continue to further the development and marketing of its proprietary technologies.  This could mean a loss of your investment.

We anticipate that we will require a minimum of $1,500,000 over the next twelve months in order to finalize the R&D on the majority of our products and to maintain public company operations and to pay our outstanding liabilities.   The Company believes that $600,000 would be sufficient funding if it did not have to repay its outstanding loans.  In that twelve month period we anticipate that we will have 4 out of 5 prototypes completed and in the approval process while continuing development of the final products. We are allocating a total of $183,000 for remaining R&D for the upcoming 12 months; however we may not expend the entire R&D budget over the twelve month period as it is dependent on the timelines for development of each product.   During the fiscal year ended August 31, 2013, an amount of $154,250 from salaries and consulting fees paid or accrued to Yoel Palomino and Jorge Saer was designated as R&D expenditures.    Following is an updated review of the status of the Company’s technology as of the date of this filing.    To compare with prior status please refer to the Company’s filings on its Form 10-Q for the period ended May 31, 2013.

CorLink&CorView:

99% complete
The cloud system is 98% complete, as the mechanism for sending and receiving studies is implemented with email notification along with the User management and security protocols. The mobile application is also 99-100% complete allowing for users to capture, analyze, process, manage and send 12 lead high resolution ECGs.

Cost to completion between $5,000 and $30,000 for FDA approvals and medical trials.    This amount does not include marketing or sales costs which are not yet determined.  For the purposes of our funding requirements we have used $30,000 for completion costs, but have not impacted any marketing or sales costs as those will be determined once the medical trials and FDA approvals have been received.

CorTab:

99% complete
From the date of acquisition of the project the Company has migrated from an embedded ECG solution to a Bluetooth based solution through the R&D process.   A prototype, fully functional Unit is being tested at the moment on patients. The advanced tablet prototype was received from our manufacturer in China. The Bluetooth patient acquisition module was, manufactured and assembled in-house at the Cortronix headquarters. Arrangements have been made to begin production once orders are received.

During September 2013 the prototype for CorTab was received and tested and is mostly functional, ready for trials.

Testing costs fall within the Corview costs, defined above and the product will require FDA approvals and medical trials.

CorPak:

60%complete
The Company has selected the main device and platform to be used for the CorPak device. Testing on the main circuit has been successful, and is functioning properly.   Tests continue to be implemented to bring about the definitive copy of the electrical schematic to remit to Noble Win International in China for implementation into the main device. Hardware designs have also been developed to provide an idea of how the device will ultimately look.

Cost to completion $48,000

CorCare:

40% complete.
This technology uses platform protocols in common with our other units, therefore the work on the other units can be directly implemented with CorCare thus furthering the development of this technology.

Cost to completion $50,000

CorCheck:

42% complete.

This technology is similar to CorCare in that they both use the same platform.  Work on the previous platforms can therefore also be adopted for CorCheck. Research on the duel cells used for alcohol detection in breath is being done as well as finger print analysis.

Cost to completion $55,000

Total R&D funding: $183,000

We do not presently have sufficient funds to undertake our plan of operations. We intend to raise these funds by the sale of equity or loans as they can be negotiated. We do not currently have any sources for equity funding and we cannot predict whether we will be able to negotiate any loans or  raise the funding required to undertake our business plan.

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

Contractual Obligations and Commercial Commitments

The following table summarizes our significant contractual obligations at August 31, 2013:

	Payment Due by Period
Contractual Obligations	Total	Less Than 1 Year	1-3 years	4-5 years	After 5 Years

Operating lease	$22,430	$22,430	$-	$-	$-
Notes payable (principal amount)	819,374	819,374	-	-	-
Accrued interest	116,473	116,473	-	-	-
Total contractual obligations	$958,277	$958,277	$-	$-	$-

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

This Company is a smaller reporting company and is not required to provide this information.

ITEM 8.     FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

The financial statements and supplementary data required by this Item 8 are listed in Item 15(a) (1) and begin on page F-1 of this Annual Report on Form 10-K.

CORTRONIX BIOMEDICALL ADVANCEMENT TECHNOLOGIES INC.
 (An Exploration Stage Company)

REPORT AND CONSOLIDATED FINANCIAL STATEMENTS

August 31, 2013
(Stated in US Dollars)

Page

Audited Consolidated Financial Statements

Report of Independent Registered Public Accounting Firm	F-1

Consolidated Balance Sheets	F-2

Consolidated Statements of Operations	F-3

Consolidated Statements of Changes in Stockholders’ Equity	F-4

Consolidated Statements of Cash Flows	F-5

Notes to Audited Consolidated Financial Statements	F-6 to F-13

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Cortronix Biomedical Advancement Technologies, Inc.:

We have audited the accompanying consolidated balance sheet of Cortronix Biomedical Advancement Technologies, Inc. (“the Company”) as of August 31, 2013 and 2012, and the related statement of operations, stockholders’ equity (deficit) and cash flows for the period August 3, 2012 (inception) through August 31, 2013. These financial statements are the responsibility of the Company's management.  Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statement referred to above present fairly, in all material respects, the financial position of Cortronix Biomedical Advancement Technologies, Inc., as of August 31, 2013 and 2012, and the results of its operations and its cash flows for the period August 3, 2012 (inception) through August 31, 2013, in conformity with generally accepted accounting principles in the United States of America.

The company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting.  Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the Company's internal control over financial reporting.  Accordingly, we express no such opinion.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 3 to the financial statements, the Company’s significant operating losses raise substantial doubt about its ability to continue as a going concern.  The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ B F Borgers CPA PC

B F Borgers CPA PC
Denver, CO

February 21, 2014

CORTRONIX BIOMEDICAL ADVANCEMENT TECHNOLOGIES INC.
 (A Development Stage Company)
CONSOLIDATED BALANCE SHEETS

	August 31, 2013	August 31, 2012

ASSETS
Current assets
Cash	$640	$31,686
Prepaid expenses	60,377	1,813
Total current assets	61,017	33,499

Security deposit	3,390	3,390
Equipment and furniture, net	20,962	6,690
Total Assets	$85,369	$43,579

LIABILTIES AND STOCKHOLDERS’ DEFICIENCY
Current liabilities
Accounts payable and accrued liabilities	$77,625	$1,161
Accounts payable – related parties	28,827	-
Accrued interest	116,473	-
Payroll liabilities	9,943	2,604
Advances from related parties	85,008	50,000
Notes payable	819,374	-
Total Current Liabilities	1,137,250	53,765

STOCKHOLDERS’ DEFICIENCY
Common stock: 800,000,000 shares authorized, at $0.001 par value 287,000,000 and 175,000,000 shares issued and outstanding at August 31, 2013 and August 31, 2012, respectively	287,000	175,000
Capital in excess of par value	(888,702)	(174,250)
Deficit accumulated during the development stage	(450,179)	(10,936)
Total Stockholders’ Deficiency	(1,051,881)	(10,186)
Total Liabilities and Stockholders’ Deficiency	$85,369	$43,579

The accompanying notes are an integral part of these consolidated financial statements.

CORTRONIX BIOMEDICAL ADVANCEMENT TECHNOLOGIES INC.
 (A Development Stage Company)
CONSOLIDATED STATEMENTS OF OPERATIONS
For the year ended August 31, 2013 and 2012
 and for the period from
August 3, 2012 (date of inception) to August 31, 2013

	Year ended August 31,		August 3, 2012 (date of inception) to August 31,
	2013	2012	2013

REVENUE	$-	$-	$-

EXPENSES
Professional fees	43,198	-	43,198
Patent fees	19,792	-	19,792
Salary and wages	183,269	9,615	192,884
Depreciation	1,018	-	1,018
Other general and administrative expenses	117,400	1,321	118,721
OPERATING LOSS	(364,677)	(10,936)	(375,613)

Other income and expense
Interest expense	(74,566)	-	(74,566)

NET LOSS	$(439,243)	$(10,936)	$(450,179)

Basic and diluted loss per share	$(0.00)	$(0.00)

Weighted average number of shares outstanding, basic and diluted	283,625,658	175,000,000

The accompanying notes are an integral part of these consolidated financial statements.

CORTRONIX BIOMEDICAL ADVANCEMENT TECHNOLOGIES INC.
 (A Development Stage Company)
STATEMENT OF STOCKHOLDERS’ DEFICIENCY
For the Period from  August 3, 2012 (date of inception) to August 31, 2013

				Accumulated
				Deficit
			Additional	During the
	Common Stock		paid-in	Development
	Shares	Amount	Capital	Stage	Total

Balance August 3, 2012	-	$-	$-	$-	$-
Issuance of common shares for cash, August 3, 2012	750,000	750	-	-	750
Recapitalization effect on issuance of common shares	174,250,000	174,250	(174,250)	-	-
Net loss	-	-	-	(10,936)	(10,936)
Balance, August 31, 2012	175,000,000	175,000	(174,250)	(10,936)	(10,186)

Recapitalization on September 11, 2012	112,000,000	112,000	(714,452)	-	(602,452)
Net loss for the period	-	-	-	(439,243)	(439,243)
Balance, August 31, 2013	287,000,000	$287,000	$(888,702)	$(450,179)	$(1,051,881)

The accompanying notes are an integral part of these consolidated financial statements.

CORTRONIX BIOMEDICAL ADVANCEMENT TECHNOLOGIES INC.
 (A Development Stage Company)
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the years ended August 31, 2013 and 2012
and for the period from August 3, 2012 (date of inception) to August 31, 2013

	Year ended August 31, 2013	Year ended August 31, 2012	From inception (August 3, 2012) to August 31, 2013

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(439,243)	$(10,936)	$(450,179)
Adjustment to reconcile net loss to net cash (used in) operating activities:
Depreciation	1,018	-	1,018
Accrued interest	74,566	-	74,566
Damage deposit	-	(3,390)	(3,390)
Prepaid expenses	(58,564)	(1,813)	(60,377)
Payroll liabilities	7,339	2,604	9,943
Advances from related parties	50,650	-	50,650
Accounts payable and accrued liabilities	56,762	1,161	57,923
Accounts payable – related parties	28,827	-	28,827
Net cash provided by (used) in operating activities	(278,645)	(12,374)	(291,019)

CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition of equipment and furniture	(15,290)	(6,690)	(21,980)
Cash from acquisition	22,889	-	22,889
Net cash provided by (used) in investing activities	7,599	(6,690)	909

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from notes	240,000	50,000	290,000
Proceeds from issuance of common stock	-	750	750
Net cash provided by financing activities	240,000	50,750	290,750

Increase (decrease) in cash during the period	(31,046)	31,686	640
Cash, beginning of period	31,686	-	-
Cash, end of period	$640	$31,686	$640

Supplemental disclosure of non-cash investing activities:
Accounts payable acquired from reverse acquisition	$19,702	$-	$19,702
Accrued interest acquired from reverse acquisition	41,907	-	41,907
Advances from related parties acquired from reverse acquisition	34,358	-	34,358
Notes payable acquired from reverse acquisition	579,373	-	579,373
Loan receivable	(50,000)	-	(50,000)
	625,340	-	625,340

The accompanying notes are an integral part of these consolidated financial statements.

CORTRONIX BIOMEDICAL ADVANCEMENT TECHNOLOGIES INC.
(A Development Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
August 31, 2013

1. ORGANIZATION AND BASIS OF PRESENTATON

CorTronix Biomedical Advancement Technologies Inc. (formerly Pana-Minerales S.A.) (the “Company”), was incorporated under the laws of the State of Nevada on October 4, 2006 with authorized capital stock of 100,000,000 shares at $0.001 par value.  The Company was originally organized for the purpose of acquiring and developing mineral properties.

On August 15, 2012, we entered into an acquisition agreement with CorTronix Technologies Inc. (“CorTronix”).  The officer and director of CorTronix, Yoel Palomino is also the officer and director of the Company, and is the developer of the technology held by CorTronix. CorTronix was incorporated solely for the purpose of this acquisition and its only operations were the development of a proprietary technology known as Corlink.  Corlink, is an advanced telemetric system used to transmit, analyze, report and store all types and variations of physiological studies. Under the terms of the acquisition agreement CorTronix became a wholly owned subsidiary of the Company and is now the operational company which will continue with the commercialization of the technology it holds. Under the terms of the agreement, the Company acquired all of the issued and outstanding shares of CorTronix in exchange for the issuance of 175,000,000 restricted shares of the Company. The Share Exchange Agreement was completed on September 11, 2012.

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

Development- Stage

CorTronix Biomedical Advancement Technologies Inc. is a development-stage company as defined in Accounting Standards Codification (“ASC”) 915 Development-Stage Entities, as it is developing an advanced telemetric system used to transmit, analyze, report and store all types and variations of physiological studies. There have been no revenues from planned principal operations or sales from August 3, 2012 (date of inception) through to August 31, 2013. Consequently, cumulative amounts are presented in these consolidated financial statements.

Cash and Cash Equivalents

For purposes of the consolidated statement of cash flows, the Company considers all highly liquid debt instruments purchased with an original maturity of three months or less to be cash equivalents.

CORTRONIX BIOMEDICAL ADVANCEMENT TECHNOLOGIES INC.
(A Development Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
August 31, 2013

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

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

Income Taxes

The Company utilizes the liability method of accounting for income taxes. Under the liability method, deferred tax assets and liabilities are determined based on the differences between financial reporting and the tax bases of the assets and liabilities and are measured using the enacted tax rates and laws that will be in effect, when the differences are expected to reverse. An allowance against deferred tax assets is recorded, when it is more likely than not, that such tax benefits will not be realized. As of August 31, 2013, the Company had a deferred tax asset and related valuation allowance of $182,300, which begins to expire in 2032, related to its current operations.

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
August 31, 2013

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

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

CORTRONIX BIOMEDICAL ADVANCEMENT TECHNOLOGIES INC.
(A Development Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
August 31, 2013

4.  PREPAID EXPENSES

The following table provides details of the Company’s prepaid expenses as of August 31, 2013 and August 31, 2012:

	August 31, 2013	August 31, 2012
Rent	$-	$1,814
Advances to manufacturer	60,377	-
	$60,377	$1,814

Prepaid expenses of $60,377 consist of amounts advanced to manufacturing firms with respect to the development of Corlink prototypes and manufacturing moulds.   As at the date of this report the moulds have been completed.   During September 2013 the prototype for CorTab was received and tested and is mostly functional, ready for trials.

5.  BUSINESS COMBINATION

On August 15, 2012, the Company entered into an acquisition agreement with CorTronix.  The officer and director of CorTronix, Yoel Palomino is also the officer and director of the Company, and is the developer of the technology held by CorTronix. CorTronix was incorporated solely for the purpose of this acquisition and its only operations were the development of a proprietary technology known as Corlink.  Corlink, is an advanced telemetric system used to transmit, analyze, report and store all types and variations of physiological studies. Under the terms of the acquisition agreement CorTronix became a wholly owned subsidiary of the Company and is now the operational company which will continue with the commercialization of the technology it holds. Under the terms of the agreement, the Company acquired all of the issued and outstanding shares of CorTronix in exchange for the issuance of 175,000,000 restricted shares of the Company. The Share Exchange Agreement was completed on September 11, 2012.

CorTronix was incorporated under the laws of the State of Nevada on August 3, 2012 with authorized capital stock of 75,000,000 shares at $0.001 par value.  CorTronix was organized for the purpose of developing the Corlink technology.

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
August 31, 2013

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

6. LEASE AGREEMENT

On August 22, 2012, CorTronix leased office space in Hialeah, Florida on a one year lease with monthly rental payments of $1,814 per month including applicable taxes. The lease was renewed during the year for a further term ending on August 22, 2014 with monthly rental payments of $1,869 per month including applicable taxes.

Under the terms of the above noted lease, the Company was required to provide a security deposit totaling $3,990. The security deposit is held by the Landlord without interest and shall be applied by the Landlord on account of the last month’s rent. The amount is included on the balance sheet of the Company as "Security Deposit."

7. LOANS PAYABLE

A summary of the principal balances of notes payable included in the consolidated balance sheet as of August 31, 2013:

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
$819,374

CORTRONIX BIOMEDICAL ADVANCEMENT TECHNOLOGIES INC.
(A Development Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
August 31, 2013

7. LOANS PAYABLE (continued)

At August 31, 2013, there was a balance of $819, 374 outstanding, due and payable to an unrelated third party.  These notes each have a one year term, bearing interest at ten (10%) percent per annum and are payable in full on the anniversary date.  The accrued interest for the fiscal year ended August 31, 2013 totaled $74,566 in respect of these loans. The Company did not make any payments towards accrued interest in the period, leaving an amount of $116,473 reflected on the Company’s balance sheet as Accrued Interest.

Certain of these loans with a principal balance totaling $572,800 came due and payable in the current period at which time the lender verbally agreed to convert the loans to “demand” loans, with interest continuing to accrue until such time as they are paid in full.

8. SIGNIFICANT TRANSACTIONS WITH RELATED PARTY

A former officer and director and 11% shareholder was due an amount totaling $34,358 (2012 - $34,358) which amount bears no interest, is unsecured and payable on demand.

On August 15, 2012, we entered into an acquisition agreement with CorTronix (see Note 4 above), a company controlled by our Officer and Director, Yoel Palomino.  Under the terms of the acquisition agreement, the Company acquired all of the issued and outstanding shares of CorTronix in exchange for the issuance of 175,000,000 restricted shares of the Company to Mr. Palomino who directed the issuance as to 122,500,000 shares issued to Mr. Palomino and 52,500,000 shares issued to Mr. Saer.   On September 11, 2012, the Company completed this transaction and CorTronix became a wholly-owned subsidiary of the Company.

 On August 3, 2012, the Company entered into a consulting agreement with Mr. Yoel Palomino, director and officer of the Company. Under the terms of the agreement, the Company will pay an annual salary of $125,000 to Mr. Palomino, payable weekly. During the fiscal year ended August 31, 2013, the Company made cash payments of $108,173 (August 31, 2012 -$9,615), leaving $16,827 (August 31, 2012 - $nil) due and payable to Mr. Palomino pursuant to the agreement.

During the fiscal year ended August 31, 2013, Mr. Palomino advanced the Company $50,650 in order to settle certain operating expenses payable as they came due.

During the fiscal year ended August 31, 2013, Mr. Jorge Saer, the Chief Technology Officer of the Company, invoiced a total amount of $48,000 for project development services. The Company made cash payments of $36,000, leaving $12,000 due and payable to Mr. Saer as at August 31, 2013.

During the fiscal year ended August 31, 2013, an amount of $154,250 from the salary and wage expenses for Yoel Palomino and Jorge Saer was attributed to research and development with respect to the Company’s current software currently under development.

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

As at August 31, 2013, the Company had a total of 287,000,000 shares of common stock issued and outstanding.

CORTRONIX BIOMEDICAL ADVANCEMENT TECHNOLOGIES INC.
(A Development Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
August 31, 2013

10. INCOME TAXES

The Company has losses carried forward for income tax purposes for August 31, 2013. There are no current or deferred tax expenses for the period ended August 31, 2013 due to the Company’s loss position. The Company has fully reserved for any benefits of these losses. The deferred tax consequences of temporary differences in reporting items for financial statement and income tax purposes are recognized, as appropriate. Realization of the future tax benefits related to the deferred tax assets is dependent on many factors, including the Company’s ability to generate taxable income within the net operating loss carryforward period.

Management has considered these factors in reaching its conclusion as to the valuation allowance for financial reporting purposes.

	August 31, 2013	August 31, 2012

Operating loss carry forward	450,179	10,936
Net operating loss carry forward	450,179	10,936
Effective Tax Rate, Federal and State	40.5%	40.5%
Deferred Tax Assets	182,300	4,400
Less: Valuation Allowance	(182,300)	(4,400)
Net deferred tax asset	$0	$0

The valuation allowance for deferred tax assets as of August 31, 2013 and 2012 was $177,900 and $4,400 respectively. In assessing the recovery of the deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income in the periods in which those temporary differences become deductible. Management considers the scheduled reversals of future deferred tax assets, projected future taxable income, and tax planning strategies in making this assessment. As a result, management determined it was more likely than not the deferred tax assets would not be realized as of August 31, 2013 and 2012, and recorded a full valuation allowance.

Reconciliation between the statutory rate and the effective tax rate is as follows at August 31:

	2013	2012
Federal and State, statutory tax rate	40.5%	40.5%
Permanent difference and other	-%	-%
Effective tax rate	40.5%	40.5%

The net federal operating loss carry forward will expire between 2032 and 2033. This carry forward may be limited upon the consummation of a business combination under IRC Section 381.

CORTRONIX BIOMEDICAL ADVANCEMENT TECHNOLOGIES INC.
(A Development Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
August 31, 2013

11.  SUBSEQUENT EVENTS

On July 25, 2013, the Company entered into a marketing agreement with Global Investment Strategies S.A. LLC., a company with offices in Saudi Arabia (“GIS”) whereby GIS is granted the exclusive license for the Middle East and will provide support, management and personnel to make strategic introductions to end users of the Cortronix technologies, including but not limited to hospitals, government agencies, the military and certain airlines in the middle east and other countries.   The Company is not requested to pay any payments, fees, royalties or other consideration other than to issue a total of 52,500,000 shares of the common stock of the Company which were issued on November 19, 2013.   The contract also gives GIS the right to appoint a member to the Board of Directors, however, no appointment has yet been made.  The agreement has an initial term of five years and  renews automatically for an additional five years unless written notice is provided by either party.

On September 6, 2013, the Company entered into a consulting and investor relations agreement with Maplehurst Investment Group, LLC (“Maplehurst”).    The Company had previously during November 2012, engaged Maplehurst to provide consulting and investor relations services for a fee of $5,000 per month.  Under the terms of the new agreement, the Company agreed to settle the outstanding amount of $40,000 under the contract with Maplehurst by way of the issuance of 10,000,000 shares of the common stock of the Company and Maplehurst agreed to provide services under the contract for an additional twelve month period for no further consideration.   The shares were issued on November 19, 2013.

During September 2013 the prototype for Cortab was received and tested and is mostly functional .ready for trials.

On December 30, 2013, the Company received funds in the amount of $15,500 from a third party. The loan is a one-year unsecured promissory note with interest at a rate of 18% per 365 day period. After the maturity date, the note shall accrue interest at a rate of 18%, payable semi-annually, plus a penalty of 6% per 30 day period. Should the principal amount of the note and all accrued interest not be repaid within 30 days after the maturity date, the Company should pay a penalty in the form of shares of common stock equal to 18,750 shares per month pro-rated daily.

The Company has evaluated subsequent events from the balance sheet date through the date that the financial statements were issued and determined that there were no other events to disclose.

ITEM 9.     CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

On or about January 10, 2013, the Company formally informed Sadler, Gibb & Associates, L.L.C. (“Sadler Gibb”) of their dismissal as the Company’s independent registered public accounting firm.

There were no disagreements between the Company and Sadler Gibb, for the most recent fiscal year and any subsequent interim period through January 10, 2013 (date of dismissal) on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which, if not resolved to the satisfaction of Sadler Gibb, would have caused them to make reference to the subject matter of the disagreement in connection with its report.

On, or about January 10, 2013 the Company engaged Borgers & Cutler CPAs PC (“B&C”) as its principal accountant to audit the Company's financial statements as successor to Sadler Gibb.   On April 2, 2013 B&C was dismissed due to the dissolution of B&C. In addition, effective April 2, 2013, we approved the appointment of BF Borgers CPA PC (“Borgers PC”), as the Company’s independent registered public accountant, to audit our financial statement for our fiscal year ending August 31, 2013, and  the interim periods therein.

In the fiscal years ended August 31, 2013 and 2012, there have been no changes in the Company’s accounting policies, nor have there been any disagreements with our accountants.

ITEM 9A.  CONTROL AND PROCEDURES

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

Management assessed the effectiveness of our internal control over financial reporting as of August 31, 2013. In making the assessment, management used the criteria issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework. Based on its assessment, management concluded that, as of August 31, 2013, our internal control over financial reporting was not effective and that material weaknesses in ICFR existed as more fully described below.

As defined by Auditing Standard No. 5, “An Audit of Internal Control Over Financial Reporting that is Integrated with an Audit of Financial Statements” established by the Public Company Accounting Oversight Board (“PCAOB”), a material weakness is a deficiency or combination of deficiencies that results in more than a remote likelihood that a material misstatement of annual or interim financial statements will not be prevented or detected. In connection with the assessment described above, management identified the following control deficiencies that represent material weaknesses as of August 31, 2013:

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

Management's Remediation Initiatives

As of August 31, 2013, management assessed the effectiveness of our internal control over financial reporting. Based on that evaluation, it was concluded that during the period covered by this report, the internal controls and procedures were not effective due to deficiencies that existed in the design or operation of our internal controls over financial reporting. However, management believes these weaknesses did not have an effect on our financial results. During the course of their evaluation, we did not discover any fraud involving management or any other personnel who play a significant role in our disclosure controls and procedures or internal controls over financial reporting.

Due to a lack of financial and personnel resources, we are not able to, and do not intend to, immediately take any action to remediate these material weaknesses. We will not be able to do so until, if ever, we acquire sufficient financing and staff. We will implement further controls as circumstances, cash flow, and working capital permits. Notwithstanding the assessment that our ICFR was not effective and that there were material weaknesses as identified in this report, we believe that our financial statements contained in our Annual Report on Form 10-K for the period ended August 31, 2013, fairly presents our financial position, results of operations, and cash flows for the periods covered, as identified, in all material respects.

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

Due to a lack of financial and personnel resources, we are not able to, and do not intend to, immediately take any action to remediate these material weaknesses.  We will not be able to do so until, if ever, we acquire sufficient financing and staff to do so.  We will implement further controls as circumstances, cash flow, and working capital permits.  Notwithstanding the assessment that our ICFR was not effective and that there were material weaknesses as identified in this report, we believe that our financial statements contained in our Annual Report on Form 10-K for the period ended August 31, 2013, fairly presents our financial position, results of operations, and cash flows for the periods covered, as identified, in all material respects.

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

None.

PART III

ITEM 10.   DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE.

Directors, Executive Officers Promoters and Control Persons

The following persons are our executive officers and directors of the Company as of February X, 2014 and hold the positions set forth opposite their respective names.

Name	Age	Position
Yoel Palomino	26	Chief Executive Officer, President, Secretary, Treasurer and Director
Jorge Saer	54	Chief Technology Officer

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

Based on a review of Forms 3, 4, and 5 and amendments thereto furnished to the registrant during its most recent fiscal year ending August 31, 2013, there were no persons who did not file on a timely basis reports required by Section 16(a) of the Exchange Act:

ITEM 11.  EXECUTIVE COMPENSATION

The following table sets forth information for the individuals who served as the senior executive officers of the Company during any portion of the last two fiscal years.

SUMMARY COMPENSATION TABLE

Name and Principal Position	Fiscal Year ended August 31	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	All Other Compensation ($)	Total ($)
Yoel Palomino, PEO and PFO	2013	125,000	-0-	-0-	-0-	-0-	125,000
Yoel Palomino, PEO and PFO (Appointed July 16, 2012)	2012	9,615	-0-	-0-	-0-	-0-	-0-
Harry Ruskowsky, , former PEO and PFO (Resigned July 16, 2012)	2012	-0-	-0-	27,000.(1)	-0-	-0-	27,000

.(1)The Company issued a total of 27,000,000 shares valued at $27,000 to Mr. Ruskowsky for services rendered to the Company, Subsequent to the period covered by this report, Mr. Ruskowsky resigned and returned these shares to the Company for cancellation.

Employment Agreements

On August 3, 2012, the Company entered into a consulting agreement with Mr. Yoel Palomino, director and officer of the Company. Under the terms of the agreement, the Company will pay an annual salary of $125,000 to Mr. Palomino, payable weekly.

On December 1, 2012, the Company entered into a formal consulting agreement with Mr. Saer whereby Mr. Saer is paid consulting fees of $4,000 per month for a term of three years.

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

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

Security Ownership of Certain Beneficial Owners

The following table sets forth information, as of February 4, 2014, with respect to the beneficial ownership of the Company’s Common Stock by each person known by the Company to be the beneficial owner of more than 5% of the outstanding common stock.  Information is also provided regarding beneficial ownership of common stock if all outstanding options, warrants, rights and conversion privileges (to which the applicable 5% stockholders have the right to exercise in the next 60 days) are exercised and additional shares of common stock are issued.

Title Of Class	Name And Address Of Beneficial Owner	Amount And Nature Of Beneficial Owner	Percent Of Class (1)
Common	Yoel Palomino	122,500,000 shares of common stock held directly	35.05%
Common	Jorge Saer	52,500,000 shares of common stock held directly	15.02%
Common	Hector Davis	32,000,000 shares of common stock held directly	9.16%
Common	Global Investment Strategies SA LLC	52,500,000 shares of common stock held directly	15.02%
(1) Beneficial ownership is determined in accordance with SEC rules and includes voting or investment power with respect to securities. All shares of common stock subject to options or warrants exercisable within 60 days of February 4, 2014 are deemed to be outstanding and beneficially owned by the persons holding those options or warrants for the purpose of computing the number of shares beneficially owned and the percentage ownership of that person. They are not, however, deemed to be outstanding beneficially owned for the purpose of computing the percentage ownership of any other person. Subject to the paragraph above, the percentage ownership of outstanding shares is based on 349,500,000 shares of common stock outstanding as of February 4, 2014.

Security Ownership of Management

The following table shows, as of February 4, 2014, the shares of the Company’s common stock beneficially owned by each director (including each nominee), by each of the executive officers and by all directors and executive officers as a group.  Information is also provided regarding beneficial ownership of common stock if all outstanding options, warrants, rights and conversion privileges (to which the applicable officers and directors have the right to exercise in the next 60 days) are exercised and additional shares of common stock are issued.

Title Of Class	Name Of Beneficial Owner	Amount And Nature Of Beneficial Ownership	Percent of Class (1)
Common	Yoel Palomino President, CEO, Secretary Treasurer , CFO and director.	122,500,000 common shares held directly	35.05%
Common	Jorge Saer, Chief Technology Officer of Cortronix	52,500,000 common shares held directly	15.02%
Common	All Officers and Directors as a group	175,000,000 Common shares, issued and exercisable	50.07%
(1) Beneficial ownership is determined in accordance with SEC rules and includes voting or investment power with respect to securities. All shares of common stock subject to options or warrants exercisable within 60 days of February 4, 2014 are deemed to be outstanding and beneficially owned by the persons holding those options or warrants for the purpose of computing the number of shares beneficially owned and the percentage ownership of that person. They are not, however, deemed to be outstanding beneficially owned for the purpose of computing the percentage ownership of any other person. Subject to the paragraph above, the percentage ownership of outstanding shares is based on 349,500,000 shares of common stock outstanding as of February 4, 2014.

Changes in Control

During the  fiscal year ended August 31, 2013, the Company completed the acquisition of CorTronix thus effecting a change in control of the Company.

ITEM 13.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

Certain Relationships and Related Transactions

A former officer and director and 11% shareholder was due an amount totaling $34,358 (2012 - $34,358) which amount bears no interest, is unsecured and payable on demand.

On August 15, 2012, we entered into an acquisition agreement with CorTronix (see Note 4 above), a company controlled by our Officer and Director, Yoel Palomino.  Under the terms of the acquisition agreement, the Company acquired all of the issued and outstanding shares of CorTronix in exchange for the issuance of 175,000,000 restricted shares of the Company to Mr. Palomino who directed the issuance as to 122,500,000 shares issued to Mr. Palomino and 52,500,000 shares issued to Mr. Saer.   On September 11, 2012, the Company completed this transaction and CorTronix became a wholly-owned subsidiary of the Company.

 On August 3, 2012, the Company entered into a consulting agreement with Mr. Yoel Palomino, director and officer of the Company. Under the terms of the agreement, the Company will pay an annual salary of $125,000 to Mr. Palomino, payable weekly. During the fiscal year ended August 31, 2013, the Company made cash payments of $108,173 (August 31, 2012 -$9,615), leaving $16,827 ( August 31, 2012 - $nil) due and payable to Mr. Palomino pursuant to the agreement.

During the fiscal year ended August 31, 2013, Mr. Palomino advanced the Company $50,650 in order to settle certain operating expenses payable as they came due.

During the fiscal year ended August 31, 2013, Mr. Jorge Saer, the Chief Technology Officer of the Company, invoiced a total amount of $48,000 for project development services. The Company made cash payments of $36,000, leaving $12,000 due and payable to Mr. Saer as at August 31, 2013.  On December 1, 2012, the Company entered into a formal consulting agreement with Mr. Saer whereby he is paid $4,000 per month for consulting services.

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

ITEM 14.   PRINCIPAL ACCOUNTANT FEES AND SERVICES

The following table sets forth the fees billed to the Company for professional services rendered by the Company's principal accountant, for the year ended August 31, 2013 and 2012:

Services	2013 $	2012 $
Audit fees	11,500	15,580
Audit related fees	0	0
Tax fees	800	0
Total fees	12,300	15,580

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

PART IV

ITEM 15.   EXHIBITS, FINANCIAL STATEMENT SCHEDULES

EXHIBITS

Number	Description
3.1(a)	Articles of Incorporation.	Incorporated by reference to the Company’s Form S-1 registration statement filed with the Securities and Exchange Commission on October 14, 2008.
3.1(b)	Amendment to Articles of Incorporation	Incorporated by reference to the Company’s Current Report on Form 8-K filed on September 9, 2011.
3.1(c)	Amendment to Articles of Incorporation	Incorporated by reference to the Company’s Definitive 14C filed on November 2, 2012
3.2(a)	Bylaws.	Incorporated by reference to the Company’s Form S-1 registration statement filed with the Securities and Exchange Commission on October 14, 2008.
3.2(b)	Amendment to Bylaws	Incorporated by reference to the Company’s Current Report on Form 8-K filed on September 28, 2011.
10.1	Consulting Services and Finders Fee Agreement, dated February 1, 2012	Incorporated by reference to the Company’s Current Report on Form 8-K filed on February 1, 2012.
10.2	Mining Option Agreement, dated February 1, 2012	Incorporated by reference to the Company’s Current Report on Form 8-K filed on February 1, 2012.
10.3	Mutual Release Agreement by and between the Company and David Gibson	Incorporated by reference to the Company’s Form 10-K annual report filed with the Securities and Exchange Commission on December 14, 2011.
10.4	Form of Promissory Note	Incorporated by reference to the Company’s Form 10-K annual report filed with the Securities and Exchange Commission on December 14, 2011.
10.5	Acquisition Agreement between the Company and Cortronix dated August 15, 2012	Incorporated by reference to the Company’s Current Report on Form 8-K filed on August 21, 2012.
10.6	Assignment Agreement between Yoel Palomino and Cortronix dated August 10, 2012	Incorporated by reference to the Company’s Current Report on Form 8-K filed on August 21, 2012.
10.7	Consulting and Investor Relations Agreement between the Company and Maplehurst Investment Group LLC dated September 6, 2013	Filed herewith
10.8	Marketing Agreement between the Company and Global Investments Strategies SA LLC dated July 25, 2013	Filed herewith
31.1	Section 302 Certification- Principal Executive Officer	Filed herewith
31.2	Section 302 Certification- Principal Financial Officer	Filed herewith
32.1	Certification Pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith
101.INS	XBRL Instance Document	Filed herewith
101.SCH	XBRL Taxonomy Extension Schema	Filed herewith
101.CAL	XBRL Taxonomy Extension Calculation Linkbase	Filed herewith
101.DEF	XBRL Taxonomy Extension Definition Linkbase	Filed herewith
101.LAB	XBRL Taxonomy Extension Label Linkbase	Filed herewith
101.PRE	XBRL Taxonomy Extension Presentation Linkbase	Filed herewith

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

CORTRONIX BIOMEDICAL ADVANCEMENT TECHNOLOGIES INC.

Date:	February 20, 2014	By:	/s/ Yoel Palomino
		Name:	Yoel Palomino
		Title:	President, Secretary, Treasurer, Principal Executive Officer and Principal Accounting Officer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated, who constitute the entire board of directors:

Date:	February 20, 2014	By:	/s/ Yoel Palomino
		Name:	Yoel Palomino
		Title:	President, Secretary, Treasurer, Principal Executive Officer and Principal Accounting Officer