Form 10-Q
period 2013-11-30
Cortronix Biomedical Advancement Technologies Inc.
filed 2014-03-03
CIK 1380713

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended November 30, 2013

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

Yes [ ] No [X ]

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

Yes [ ] No [ ]

APPLICABLE ONLY TO CORPORATE ISSUERS

349,500,000 shares of common stock issued and outstanding as of February 28, 2014
(Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.)

Cortronix Biomedical Advancement Technologies Inc.

CAUTIONARY NOTE REGARDING FORWARD LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995. Reference is made in particular to the description of our plans and objectives for future operations, assumptions underlying such plans and objectives, and other forward-looking statements included in this report. Such statements may be identified by the use of forward-looking terminology such as “may,” “will,” “expect,” “believe,” “estimate,” “anticipate,” “intend,” “continue,” or similar terms, variations of such terms, or the negative of such terms. Such statements are based on management’s current expectations and are subject to a number of factors and uncertainties, which could cause actual results to differ materially from those described in the forward-looking statements. Such statements address future events and conditions concerning, among others, capital expenditures, earnings, litigation, regulatory matters, liquidity and capital resources, and accounting matters. Actual results in each case could differ materially from those anticipated in such statements by reason of factors such as future economic conditions, changes in consumer demand, legislative, regulatory and competitive developments in markets in which we operate, results of litigation, and other circumstances affecting anticipated revenues and costs, and the risk factors set forth under the heading “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended August 31, 2013 filed on February 21, 2014.

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

PART I – FINANCIAL INFORMATION

ITEM 1.               FINANCIAL STATEMENTS

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions for Form 10-Q and Article 210 8-03 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.  In the opinion of management, all adjustments considered necessary for a fair presentation have been included.  All such adjustments are of a normal recurring nature.  Operating results for the three month periods ended November 30, 2013 are not necessarily indicative of the results that may be expected for the fiscal year ending August 31, 2014.  For further information refer to the consolidated financial statements and footnotes thereto included in our Company’s Annual Report on Form 10-K for the fiscal year ended August 31, 2013.

CORTRONIX BIOMEDICAL ADVANCEMENT TECHNOLOGIES INC.
 (A Development Stage Company)
CONSOLIDATED BALANCE SHEETS

	November 30, 2013 (Unaudited)	August 31, 2013
ASSETS
Current assets
Cash	$-	$640
Prepaid expenses	60,377	60,377
Total current assets	60,377	61,017

Security deposit	3,390	3,390
Equipment and furniture, net	19,300	20,962

Total Assets	$83,067	$85,369

LIABILTIES AND STOCKHOLDERS’ DEFICIENCY
Current liabilities
Accounts payable and accrued liabilities	$45,209	$77,625
Accounts payable and accrued liabilities, related parties	72,077	28,827
Accrued interest	136,901	116,473
Payroll liabilities	9,943	9,943
Advances from related parties	89,236	85,008
Notes payable	819,374	819,374
Total Current Liabilities	1,172,740	1,137,250

STOCKHOLDERS’ DEFICIENCY
Common stock: 800,000,000 shares authorized, at $0.001 par value 349,500,000 and 287,000,000 shares issued and outstanding at November 30, 2013 and August 31, 2013, respectively	349,500	287,000
Capital in excess of par value	4,048,798	(888,702)
Deficit accumulated during the development stage	(5,487,971)	(450,179)
Total Stockholders’ Deficiency	(1,089,673)	(1,051,881)
Total Liabilities and Stockholders’ Deficiency	$83,067	$85,369

The accompanying notes are an integral part of these financial statements.

CORTRONIX BIOMEDICAL ADVANCEMENT TECHNOLOGIES INC.
 (A Development Stage Company)
CONSOLIDATED STATEMENTS OF OPERATIONS
For the three months ended November 30, 2013 and 2012
 and for the period from
August 3, 2012 (date of inception) to November 30, 2013

	Three months ended November 30,		August 3, 2012 (date of inception) to November 30,
	2013	2012	2013

REVENUE	$-	$-	$-

EXPENSES
Professional fees	110	12,706	43,308
Patent fees	-	-	19,792
Salary and wages	43,250	43,250	236,134
Depreciation	1,662	255	2,679
Marketing expenses	4,200,000	-	4,200,000
Other general and administrative expenses	12,342	31,388	131,064
OPERATING LOSS	(4,257,364)	(87,599)	(4,632,977)

Other income and expense
Interest expense	(20,428)	(14,624)	(94,994)
Loss on debt settlement	(760,000)	-	(760,000)

NET LOSS	$(5,037,792)	$(102,223)	$(5,487,971)

Basic and diluted loss per share	$(0.02)	$(0.00)

Weighted average number of shares outstanding, basic and diluted	294,554,945	273,461,538

The accompanying notes are an integral part of these financial statements.

CORTRONIX BIOMEDICAL ADVANCEMENT TECHNOLOGIES INC.
 (A Development Stage Company)
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the three months ended November 30, 2013 and 2012
and for the period from August 3, 2012 (date of inception) to November 30, 2013

	Three Months ended November 30, 2013	Three Months ended November 30, 2012	From inception (August 3, 2012) to November 30, 2013

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(5,037,792)	$(102,223)	$(5,487,971)
Adjustment to reconcile net loss to net cash (used in) operating activities:
Shares issued for marketing expenses	4,200,000	-	4,200,000
Loss on shares issued for settlement of accounts payable	760,000	-	760,000
Depreciation	1,662	255	2,679
Change in operating assets and liabilities:
Accrued interest	20,428	14,624	94,994
Damage deposit	-	-	(3,390)
Prepaid expenses	-	(65,168)	(60,377)
Payroll liabilities	-	1,931	9,943
Advances from related party	4,228	-	54,878
Accounts payable and accrued liabilities	7,584	368	65,507
Accounts payable and accrued liabilities– related parties	43,250	4,000	72,077
Net cash provided by (used) in operating activities	(640)	(146,213)	(291,660)

CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition of equipment and furniture	-	(8,938)	(21,979)
Cash from acquisition	-	-	22,889
Net cash provided by ( used) in investing activities	-	(8,938)	910

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from notes	-	150,000	290,000
Proceeds from issuance of common stock	-	-	750
Net cash provided by financing activities	-	150,000	290,750

Increase (decrease) in cash during the period	(640)	17,738	(640)
Cash, beginning of period	640	31,686	640
Cash, end of period	$-	$49,424	$-

Supplemental disclosure of non-cash investing activities:
Shares issued to settle accounts payable	$40,000	$-	$40,000
Accounts payable acquired from reverse acquisition	-	-	19,702
Accrued interest acquired from reverse acquisition	-	-	41,907
Advances from related parties acquired from reverse acquisition	-	-	34,358
Notes payable acquired from reverse acquisition	-	-	579,373
Loan receivable	-	-	(50,000)
	$40,000	$-	$665,340

The accompanying notes are an integral part of these financial statements.

CORTRONIX BIOMEDICAL ADVANCEMENT TECHNOLOGIES INC.
 (A Development Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
November 30, 2013

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

Both the Company and its subsidiary CorTronix have a fiscal year end of August 31

The interim consolidated financial statements for the three months ended November 30, 2013 are unaudited. These consolidated financial statements  are prepared in accordance with requirements for unaudited interim periods, and consequently do not include all disclosures required to be in conformity with accounting principles generally accepted in the United States of America. The results of operations for the interim periods are not necessarily indicative of the results to be expected for the fiscal year ended August 31, 2014. In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature. These interim consolidated financial statements should be read in conjunction with the financial statements included in our Annual Report on Form 10-K for the year ended August 31, 2013 filed with the Securities and Exchange Commission on February 21, 2014.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation

These consolidated financial statements include the accounts of CorTronix Biomedical Advancement Technologies Inc., and its wholly-owned subsidiary, CorTronix Technologies Inc. All intercompany balances and transactions have been eliminated in consolidation.

Development- Stage

CorTronix Biomedical Advancement Technologies Inc. is a development-stage company as defined in Accounting Standards Codification (“ASC”) 915 Development-Stage Entities, as it is developing an advanced telemetric system used to transmit, analyze, report and store all types and variations of physiological studies. There have been no revenues from planned principal operations or sales from August 3, 2012 (date of inception) through to November 30, 2013. Consequently, cumulative amounts are presented in these consolidated financial statements.

Cash and Cash Equivalents

For purposes of the consolidated statement of cash flows, the Company considers all highly liquid debt instruments purchased with an original maturity of three months or less to be cash equivalents.

CORTRONIX BIOMEDICAL ADVANCEMENT TECHNOLOGIES INC.
 (A Development Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
November 30, 2013

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Property, Plant and Equipment

Property, plant and equipment are recorded at cost. Depreciation and amortization of property and equipment are calculated using the straight-line method over the assets’ estimated useful lives as follows: computer hardware and software (three years), leasehold improvements (the shorter of five years or lease life), furniture and fixtures (five years) and equipment (three to ten years).

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

Income Taxes

The Company utilizes the liability method of accounting for income taxes. Under the liability method, deferred tax assets and liabilities are determined based on the differences between financial reporting and the tax bases of the assets and liabilities and are measured using the enacted tax rates and laws that will be in effect, when the differences are expected to reverse. An allowance against deferred tax assets is recorded, when it is more likely than not, that such tax benefits will not be realized. As of November 30, 2013, the Company had a deferred tax asset and related valuation allowance of $2,222,600, which begins to expire in 2032, related to its current operations.

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
November 30, 2013

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

Recent Accounting Pronouncements

There are several new accounting pronouncements issued by the Financial Accounting Standards Board (“FASB”) which are not yet effective. Each of these pronouncements, as applicable, has been or will be adopted by the Company. As of November 30, 2013, none of these pronouncements is expected to have a material effect on the financial position, results of operations or cash flows of the Company.

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

CORTRONIX BIOMEDICAL ADVANCEMENT TECHNOLOGIES INC.
 (A Development Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
November 30, 2013

4.  PREPAID EXPENSES

The following table provides details of the Company’s prepaid expenses as of November 30, 2013 and August 31, 2013:

	November 30, 2013	August 31, 2013
Advances to manufacturer	60,377	60,377
	$60,377	$60,377

Prepaid expenses of $60,377 consist of amounts advanced to manufacturing firms with respect to the development of Corlink prototypes and manufacturing moulds.   As at the date of this report certain of the moulds have been completed and during  September 2013 the prototype for CorTab was received, has beentested and is considered mostly functional and ready for trials.  The Company has made request for a statement of account from the manufacturers in order to capitalize qualifying expenditures.  As at the date of this report the requested statement has not yet been received.

5. Property and equipment

	November 30, 2013	August 31, 2013
Computer hardware and software	$6,191	$6,191
Testing equipment	10,701	10,701
Office furniture	5,087	5,087
Total	21,979	21,979
Accumulated depreciation	(2,679)	(1,017)
	$19,300	$20,962

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

7. COMMITMENTS

On July 25, 2013, the Company entered into a marketing agreement with Global Investment Strategies S.A. LLC., a company with offices in Saudi Arabia (“GIS”) whereby GIS is granted the exclusive license for the Middle East and will provide support, management and personnel to make strategic introductions to end users of the Cortronix technologies, including but not limited to hospitals, government agencies, the military and certain airlines in the middle east and other countries.   The Company is not requested to pay any payments, fees, royalties or other consideration other than to issue a total of 52,500,000 shares of the common stock of the Company which were issued on November 19, 2013.   The contract also gives GIS the right to appoint a member to the Board of Directors; however, no appointment has yet been made.  The agreement has an initial term of five years and renew automatically for an additional five years unless written notice is provided by either party.

CORTRONIX BIOMEDICAL ADVANCEMENT TECHNOLOGIES INC.
 (A Development Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
November 30, 2013

7. COMMITMENTS (continued)

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

8. LOANS PAYABLE

A summary of the principal balances of notes payable included in the consolidated balance sheet as of November 30, 2013:

Date	Principal
April 15, 2011	$50,000
May 6, 2011	50,000
May 26, 2011	31,000
September 30, 2011	49,798
October 5, 2011	3,903
November 5, 2011	8,570
November 7, 2011	50,000
January 10, 2012	1,995
March 12, 2012	21,320
March 27, 2012	200,000
April 5, 2012	6,214
April 10, 2012	100,000
July 6, 2012	6,573
November 9, 2012	150,000
February 4, 2013	50,000
April 2, 2013	40,000
$819,374

At November 30, 2013, there was a balance of $819, 374 outstanding, due and payable to an unrelated third party.  These notes each have a one year term, bearing interest at ten (10%) percent per annum and are payable in full on the anniversary date.  The accrued interest for the three months period ended November 30, 2013 was $20,428 (November 30, 2012 - $14,624).  The Company did not make any payments towards accrued interest in the period, leaving an amount of $136,901 (August 31, 2013 - $116,473) reflected on the Company’s balance sheet as Accrued Interest.

Certain of these loans with a principal balance totaling $729,374 came due and payable in the current period at which time the lender verbally agreed to convert the loans to “demand” loans, with interest continuing to accrue until such time as they are paid in full.

CORTRONIX BIOMEDICAL ADVANCEMENT TECHNOLOGIES INC.
 (A Development Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
November 30, 2013

9. SIGNIFICANT TRANSACTIONS WITH RELATED PARTIES

A former officer and director and 11% shareholder was due an amount totaling $34,358 (August 31, 2013 - $34,358) which amount bears no interest, is unsecured and payable on demand.

On August 3, 2012, the Company entered into a consulting agreement with Mr. Yoel Palomino, director and officer of the Company. Under the terms of the agreement, the Company will pay an annual salary of $125,000 to Mr. Palomino, payable weekly. During the three month period ended November 30, 2013, the Company accrued management fees of $31,250 (November 30, 2012 - $31,250). The Company did not make any cash payments to Mr. Palomino in the period, leaving $48,077 (August 31, 2013 – $16,827) due and payable to Mr. Palomino pursuant to the agreement.

During the three month period ended November 30, 2013, Mr. Palomino further advanced the Company $4,228 in order to settle certain operating expenses payable as they came due. As of November 30, 2013, $54,878 (August 31, 2013 - $50,650) had been advanced by Mr. Palomino and was due for reimbursement.

During the three month period ended November 30, 2013, Mr. Jorge Saer, the Chief Technology Officer of the Company, invoiced a total amount of $12,000 (November 30, 2012 - $12,000) for project development services. The Company did not make any cash payments to Mr. Saer, leaving $24,000 (August 31, 2013 – $12,000) due and payable to Mr. Saer as at November 30, 2013.

During the three month period ended November 30, 2013, an amount of $38,563 from the salary and wage expenses for Yoel Palomino and Jorge Saer was attributed to research and development with respect to the Company’s software currently under development.

10.  CAPITAL STOCK

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

On November 19, 2013, we issued 10,000,000 shares of common stock at $0.001 per share in settlement of $40,000 due to Maplehurst. (ref Note 7).   The shares of common stock were valued at $0.08 per share, totaling $800,000, the fair market value of the shares on the date of issuance. The excess value was recorded as a loss totaling $760,000.

On November 19, 2013, we issued a total of 52,500,000 shares of common stock to GIS. (ref Note 7) The shares of common stock were valued at $0.08 per share, totaling $4,200,000, the fair market value of the shares on the date of issuance. The value was recorded as marketing expense.

As at November 30, 2013, the Company had a total of 349,500,000 shares of common stock issued and outstanding.

11.  SUBSEQUENT EVENTS

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

During the three months ended November 30, 2013 and November 30, 2012 we earned no revenues from operations.  For the fiscal year ended November 30, 2013 we incurred losses from operations of $4,257,364  and a net loss of $5,037,792 as compared to losses from operations of $87,599  and a net loss of $102,223 for the three months  ended November 30, 2012.  The substantial increase in losses for the three months ended November 30, 2013 over the comparable period ended November 30, 2012 is related to the Company progressing its business and the entry into a marketing agreement whereby the Company issued shares which were valued at $0.08 as of the date of issuance.  The substantial increase in operating losses for the three months ended November 30, 2013 is primarily attributed to marketing expenses in the amount of $4,200,000 related to the issuance of shares in consideration of a marketing agreement with no comparable expense in the period ended November 30, 2012/ Salaries and wages stayed constant period over period at $43,250, professional fees decreased from $12,706 (November 30, 2012) to $110 at November 30, 2013, general and administrative expenses also decreased from  $31,388 (November 30, 2012) to $12,342 at November 30, 2013  while depreciation increased from $255 (November 30, 2012 to $1662 at November 30, 2013.  Not taking into account the expense of $4,200,000 our expenses for operations decreased from $87,599 for the period ended November 30, 2012 to $57,374 at November 30, 2013.    Our net loss includes an interest expense of $20,428 for the three months ended November 30, 2013 as compared to an interest expense of $14,624 for the comparable period ended  November 30, 2012 and a loss on debt settlement of $760,000 for the three months ended November 30, 2013 with no comparable loss for the three months ended November 30, 2012.   The $760,000 was due to the issuance of shares in settlement of $40,000 debt with the 10,000,000 shares being valued at $0.08 per share.

Period from inception, August 3, 2012 to November 30, 2013

Our revenues since inception to date have been $nil.  Since inception, losses from operations have totaled $4,632,977 and we have net loss of $5,487,971.  We expect to continue to incur losses as a result of continued research and development expenses for our technology, marketing and manufacturing expenses and as a result of expenditures for general and administrative activities while we remain in the development stage.

Liquidity and Capital Resources

As of the three months ended November 30, 2013 we had no cash, prepaid expenses of $60,377 and a working capital deficiency of $1,112,360as compared to our fiscal year ended August 31, 2013,  when we had approximately $640 in cash, prepaid expenses of $60,377 and a working capital deficiency of $1,076,233   During the three months ended November 30, 2013  we used net cash of $640 in operating activities compared to $146,213 during the three months ended November 30, 2012.

During the three months ended November 30, 2012, we received $150,000 by way of loans from an unrelated third party in order to fund operations with no comparable loans received for the period ended November 30, 2013.  While the Company has been receiving funding from loans and from related party advances we have not received sufficient funds to meet our obligations as they become due.   This lack of available funding when needed has impacted not only on the development of our business but on our ability to meet our filing obligations with the requisite regulatory authorities.  There can be no assurance that we will be able to raise funding when required and we may not be able to continue operations.  The Company intends to seek additional funding by way of loans or equity financings.

We will not have sufficient funds for our planned operations or to meet ongoing obligations unless we are successful in raising additional capital.  Unless the Company can raise additional funds it will not be able to be able to continue to  meet its filing requirements when they come due.    Further, it will not have any funding with which to continue to further the development and marketing of its proprietary technologies.  This could mean a loss of your investment.

We anticipate that we will require a minimum of $1,500,000 over the next twelve months in order to finalize the R&D on the majority of our products and to maintain public company operations and to pay our outstanding liabilities.   The Company believes that $600,000 would be sufficient funding if it did not have to repay its outstanding loans.  In that twelve month period we anticipate that we will have 4 out of 5 prototypes completed and in the approval process while continuing development of the final products. We are allocating a total of $183,000 for remaining R&D for the upcoming 12 months; however we may not expend the entire R&D budget over the twelve month period as it is dependent on the timelines for development of each product.   During the fiscal year ended November 30, 2013, an amount of $154,250 from salaries and consulting fees paid or accrued to Yoel Palomino and Jorge Saer was designated as R&D expenditures.    Following is an updated review of the status of the Company’s technology as of the date of this filing.    There has been no change in status from the information as provided in the Company’s Form 10-K filed on February 21, 2014.

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

Critical Accounting Policies and Estimates

The preparation of our financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.  On an on-going basis, management evaluates its estimates and judgments which are based on historical experience and on various other factors that are believed to be reasonable under the circumstances.  The results of their evaluation form the basis for making judgments about the carrying values of assets and liabilities. Actual results may differ from these estimates under different assumptions and circumstances.  Our significant accounting policies are more fully discussed in the Notes to our Financial Statements contained in our Annual Report on Form 10-K for the year ended August 31, 2013 filed with the SEC on February 21, 2014.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS

Not Applicable.

ITEM 4.  CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

           Our management is responsible for establishing and maintaining a system of disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act) that is designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to the issuer’s management, including its principal executive officer or officers and principal financial officer or officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

An evaluation was conducted under the supervision and with the participation of our management of the effectiveness of the design and operation of our disclosure controls and procedures as of November 30, 2013. Based on that evaluation, our management concluded that our disclosure controls and procedures were not effective as of such date to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms.

Changes in Internal Control

There has been no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) that occurred during the three months ended November 30, 2013, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

None

ITEM 1A.  RISK FACTORS

A smaller reporting company is not required to provide the information required by this Item.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Unregistered Sales of Equity Securities

There were no unregistered securities sold or issued by the Company without the registration of these securities under the Securities Act of 1933 in reliance on exemptions from such registration requirements, within the period covered by this report, which have not been previously included in a Quarterly Report on Form 10-Q or a Current Report on Form 8-K.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not Applicable

ITEM 5. OTHER INFORMATION

None

ITEM 6.  EXHIBITS

Number	Description
3.1(a)	Articles of Incorporation.	Incorporated by reference to the Company’s Form S-1 registration statement filed with the Securities and Exchange Commission on October 14, 2008.
3.1(b)	Amendment to Articles of Incorporation	Incorporated by reference to the Company’s Current Report on Form 8-K filed on September 9, 2011.
3.1(c)	Amendment to Articles of Incorporation	Incorporated by reference to the Company’s Definitive 14C filed on November 2, 2012
3.2(a)	Bylaws.	Incorporated by reference to the Company’s Form S-1 registration statement filed with the Securities and Exchange Commission on October 14, 2008.
3.2(b)	Amendment to Bylaws	Incorporated by reference to the Company’s Current Report on Form 8-K filed on September 28, 2011.
10.1	Consulting Services and Finders Fee Agreement, dated February 1, 2012	Incorporated by reference to the Company’s Current Report on Form 8-K filed on February 1, 2012.
10.2	Mining Option Agreement, dated February 1, 2012	Incorporated by reference to the Company’s Current Report on Form 8-K filed on February 1, 2012.
10.3	Mutual Release Agreement by and between the Company and David Gibson	Incorporated by reference to the Company’s Form 10-K annual report filed with the Securities and Exchange Commission on December 14, 2011.
10.4	Form of Promissory Note	Incorporated by reference to the Company’s Form 10-K annual report filed with the Securities and Exchange Commission on December 14, 2011.
10.5	Acquisition Agreement between the Company and Cortronix dated August 15, 2012	Incorporated by reference to the Company’s Current Report on Form 8-K filed on August 21, 2012.
10.6	Assignment Agreement between Yoel Palomino and Cortronix dated August 10, 2012	Incorporated by reference to the Company’s Current Report on Form 8-K filed on August 21, 2012.
10.7	Consulting and Investor Relations Agreement between the Company and Maplehurst Investment Group LLC dated September 6, 2013	Incorporated by reference to the Company’s Current Report on Form 10-K filed on February 21, 2014.
10.8	Marketing Agreement between the Company and Global Investments Strategies SA LLC dated July 25, 2013	Incorporated by reference to the Company’s Current Report on Form 10-K filed on February 21, 2014.
31.1	Section 302 Certification- Principal Executive Officer	Filed herewith
31.2	Section 302 Certification- Principal Financial Officer	Filed herewith
32.1+	Certification Pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith
101.INS++	XBRL Instance Document	Filed herewith
101.SCH++	XBRL Taxonomy Extension Schema	Filed herewith
101.CAL++	XBRL Taxonomy Extension Calculation Linkbase	Filed herewith
101.DEF++	XBRL Taxonomy Extension Definition Linkbase	Filed herewith
101.LAB++	XBRL Taxonomy Extension Label Linkbase	Filed herewith
101.PRE++	XBRL Taxonomy Extension Presentation Linkbase	Filed herewith
+The certification attached as Exhibit 32.1 that accompanies this Quarterly Report on Form 10-Q is not deemed filed with the Securities and Exchange Commission and is not to be incorporated by reference into any filing of Cortronix Biomedical Advancement Technologies Inc. under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, whether made before or after the date of this Quarterly Report on Form 10-Q, irrespective of any general incorporation language contained in such filing.

††    XBRL (Extensible Business Reporting Language) information is furnished and not filed or a part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of section 18 of the Securities Exchange Act of 1934, as amended, and is otherwise not subject to liability under these sections.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CORTRONIX BIOMEDICAL ADVANCEMENT TECHNOLOGIES INC.

Date:	March 3, 2014	By:	/s/ Yoel Palomino
		Name:	Yoel Palomino
		Title:	Chief Executive Officer, Chief Financial Officer, President, Secretary, Treasurer and Director (Principal Executive Officer, Principal Financial and Principal Accounting Officer)