Form 10-K/A
period 2013-08-31
Cortronix Biomedical Advancement Technologies Inc.
filed 2014-04-22
CIK 1380713

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K/A
(Amendment No. 1)

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

Cortronix Biomedical Advancement Technologies Inc.

TABLE OF CONTENTS

		Page
	EXPLANATORY NOTE
	PART II

Item 9A	Controls and Procedures	4
	PART IV

Item 15	Exhibits, Financial Statement Schedules	7

	SIGNATURES	8

EXPLANATORY NOTE

This Amendment No. 1 (this “Amendment”) amends the Annual Report on Form 10-K for Cortronix Biomedical Advancement Technologies, Inc. (referred to herein as “we,” “our,” “us” “Cortronix” or the “Company”), originally filed with the Securities and Exchange Commission (the “SEC”) on February 21, 2014 (the “Original Filing”), solely for the purpose of amending Item 9A to correct a typographical error in  the section entitled Evaluation of Disclosure Controls and Procedures from August 31, 2012 to August 31, 2013.

This Amendment hereby amends Item 9A of the Original Filing.

Except as described above, no other changes have been made to the Original Filing. The Original Filing continues to speak as of the date of the Original Filing, and the Company has not updated the disclosures contained therein to reflect any events which occurred at a date subsequent to the filing of the Original Filing other than as expressly indicated in this Amendment.

PART II
Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, under supervision and with the participation of the Company’s Principal Executive Officer and Principal Financial Officer, evaluated the effectiveness of our disclosure controls and procedures, as defined under Exchange Act Rules 13a-15(e) and 15d-15(e). Based upon this evaluation, the Principal Executive Officer and Principal Financial Officer concluded that, as of August 31, 2013, because of the material weakness in our internal control over financial reporting (“ICFR”) described below, our disclosure controls and procedures were not effective.

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

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

EXHIBITS

Number	Description
3.1(a)	Articles of Incorporation.	Incorporated by reference to the Company’s Form S-1 registration statement filed with the Securities and Exchange Commission on October 14, 2008.
3.1(b)	Amendment to Articles of Incorporation	Incorporated by reference to the Company’s Current Report on Form 8-K filed on September 9, 2011.
3.1(c)	Amendment to Articles of Incorporation	Incorporated by reference to the Company’s Definitive 14C filed on November 2, 2012
3.2(a)	Bylaws.	Incorporated by reference to the Company’s Form S-1 registration statement filed with the Securities and Exchange Commission on October 14, 2008.
3.2(b)	Amendment to Bylaws	Incorporated by reference to the Company’s Current Report on Form 8-K filed on September 28, 2011.
10.1	Consulting Services and Finders Fee Agreement, dated February 1, 2012	Incorporated by reference to the Company’s Current Report on Form 8-K filed on February 1, 2012.
10.2	Mining Option Agreement, dated February 1, 2012	Incorporated by reference to the Company’s Current Report on Form 8-K filed on February 1, 2012.
10.3	Mutual Release Agreement by and between the Company and David Gibson	Incorporated by reference to the Company’s Form 10-K annual report filed with the Securities and Exchange Commission on December 14, 2011.
10.4	Form of Promissory Note	Incorporated by reference to the Company’s Form 10-K annual report filed with the Securities and Exchange Commission on December 14, 2011.
10.5	Acquisition Agreement between the Company and Cortronix dated August 15, 2012	Incorporated by reference to the Company’s Current Report on Form 8-K filed on August 21, 2012.
10.6	Assignment Agreement between Yoel Palomino and Cortronix dated August 10, 2012	Incorporated by reference to the Company’s Current Report on Form 8-K filed on August 21, 2012.
10.7	Consulting and Investor Relations Agreement between the Company and Maplehurst Investment Group LLC dated September 6, 2013	Incorporated by reference to the Company’s Original Filing on Form 10-K filed on February 21,2014
10.8	Marketing Agreement between the Company and Global Investments Strategies SA LLC dated July 25, 2013	Incorporated by reference to the Company’s Original Filing on Form 10-K filed on February 21,2014
31.1	Section 302 Certification- Principal Executive Officer	Filed herewith
31.2	Section 302 Certification- Principal Financial Officer	Filed herewith
32.1	Certification Pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CORTRONIX BIOMEDICAL ADVANCEMENT TECHNOLOGIES INC.

Date:	April 21, 2014	By:	/s/ Yoel Palomino
		Name:	Yoel Palomino
		Title:	President, Secretary, Treasurer, Principal Executive Officer and Principal Accounting Officer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated, who constitute the entire board of directors:

Date:	April 21, 2014	By:	/s/ Yoel Palomino
		Name:	Yoel Palomino
		Title:	President, Secretary, Treasurer, Principal Executive Officer and Principal Accounting Officer