Form 10-Q
period 2014-02-28
Cortronix Biomedical Advancement Technologies Inc.
filed 2014-05-07
CIK 1380713

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended February 28, 2014

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

Yes [ ] No [ ]

APPLICABLE ONLY TO CORPORATE ISSUERS

349,500,000 shares of common stock issued and outstanding as of May 6, 2014
(Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.)

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

PART I – FINANCIAL INFORMATION

ITEM 1.               FINANCIAL STATEMENTS

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions for Form 10-Q and Article 210 8-03 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.  In the opinion of management, all adjustments considered necessary for a fair presentation have been included.  All such adjustments are of a normal recurring nature.  Operating results for the six month period ended February 28, 2014 are not necessarily indicative of the results that may be expected for the fiscal year ending August 31, 2014.  For further information refer to the consolidated financial statements and footnotes thereto included in our Company’s Annual Report on Form 10-K for the fiscal year ended August 31, 2013.

CORTRONIX BIOMEDICAL ADVANCEMENT TECHNOLOGIES INC.
 (A Development Stage Company)
CONSOLIDATED BALANCE SHEETS

	February 28, 2014 (Unaudited)	August 31, 2013
ASSETS
Current assets
Cash	$16	$640
Prepaid expenses	60,377	60,377
Total current assets	60,393	61,017

Security deposit	-	3,390
Equipment and furniture, net	17,638	20,962

Total Assets	$78,031	$85,369

LIABILTIES AND STOCKHOLDERS’ DEFICIENCY
Current liabilities
Accounts payable and accrued liabilities	$48,516	$77,625
Accounts payable and accrued liabilities, related parties	115,327	28,827
Accrued interest	157,563	116,473
Payroll liabilities	9,943	9,943
Advances from related parties	89,236	85,008
Notes payable	834,874	819,374
Total Current Liabilities	1,255,459	1,137,250

STOCKHOLDERS’ DEFICIENCY
Common stock: 800,000,000 shares authorized, at $0.001 par value 349,500,000 and 287,000,000 shares issued and outstanding at February 28, 2014 and August 31, 2013, respectively	349,500	287,000
Capital in excess of par value	4,048,798	(888,702)
Deficit accumulated during the development stage	(5,575,726)	(450,179)
Total Stockholders’ Deficiency	(1,177,428)	(1,051,881)
Total Liabilities and Stockholders’ Deficiency	$78,031	$85,369

The accompanying notes are an integral part of these financial statements.

CORTRONIX BIOMEDICAL ADVANCEMENT TECHNOLOGIES INC.
 (A Development Stage Company)
CONSOLIDATED STATEMENTS OF OPERATIONS
For the three and six months ended February 28, 2014 and 2013 and for the period from
August 3, 2012 (date of inception) to February 28, 2014

	Three months ended February 28,		Six months ended February 28,		August 3, 2012 (date of inception) to February 28,
	2014	2013	2014	2013	2014

REVENUE	$-	$-	$-	$-	$-

EXPENSES
Professional fees	14,009	20,897	14,119	33,603	57,317
Patent fees	-	-	-	-	19,792
Salary and wages	43,250	49,141	86,500	92,391	279,384
Depreciation	1,662	254	3,324	509	4,341
Marketing expenses	5,000	-	4,205,000	-	4,205,000
Other general and administrative expenses	3,172	27,061	15,514	58,449	134,236
OPERATING LOSS	(67,093)	(97,353)	(4,324,457)	(184,952)	(4,700,070)

Other income and expense
Interest expense	(20,662)	(18,997)	(41,090)	(33,621)	(115,656)
Loss on debt settlement	-	-	(760,000)	-	(760,000)

NET LOSS	$(87,755)	$(116,350)	(5,125,547)	(218,573)	$(5,575,726)

Basic and diluted loss per share	$(0.00)	$(0.00)	(0.02)	(0.00)

Weighted average number of shares outstanding, basic and diluted	349,500,000	287,000,000	321,875,691	280,193,370

The accompanying notes are an integral part of these financial statements.

CORTRONIX BIOMEDICAL ADVANCEMENT TECHNOLOGIES INC.
 (A Development Stage Company)
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the six months ended February 28, 2014 and 2013
and for the period from August 3, 2012 (date of inception) to February 28, 2014

	Six Months ended February 28, 2014	Six Months ended February 28, 2013	From inception (August 3, 2012) to February 28, 2014

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(5,125,547)	$(218,573)	$(5,575,726)
Adjustments to reconcile net loss to net cash (used in) operating activities:
Shares issued for marketing expenses	4,200,000	-	4,200,000
Loss on shares issued for settlement of accounts payable	760,000	-	760,000
Depreciation	3,324	509	4,341
Change in operating assets and liabilities:
Accrued interest	41,090	33,621	115,656
Damage deposit	3,390	-	-
Prepaid expenses	-	(65,168)	(60,377)
Payroll liabilities	-	1,970	9,943
Advances from related party	4,228	-	54,878
Accounts payable and accrued liabilities	10,891	17,592	68,814
Accounts payable – related parties	86,500	12,000	115,327
Net cash provided by (used) in operating activities	(16,124)	(218,049)	(307,144)

CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition of equipment and furniture	-	(10,364)	(21,979)
Cash from acquisition	-	22,889	22,889
Net cash provided by ( used) in investing activities	-	12,525	910

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from notes	15,500	200,000	305,500
Proceeds from issuance of common stock	-	-	750
Net cash provided by financing activities	15,500	200,000	306,250

Increase (decrease) in cash during the period	(624)	(5,524)	16
Cash, beginning of period	640	31,686	-
Cash, end of period	$16	$26,162	$16

Supplemental disclosure of non-cash investing activities:
Shares issued to settle accounts payable	$40,000	$-	$40,000
Accounts payable acquired from reverse acquisition	-	19,702	19,702
Accrued interest acquired from reverse acquisition	-	41,907	41,907
Advances from related parties acquired from reverse acquisition	-	34,358	34,358
Notes payable acquired from reverse acquisition	-	579,373	579,373
Loan receivable	-	(50,000)	(50,000)
	$40,000	$625,340	$665,340

The accompanying notes are an integral part of these financial statements.

CORTRONIX BIOMEDICAL ADVANCEMENT TECHNOLOGIES INC.
 (A Development Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
February 28, 2014

1. ORGANIZATION AND BASIS OF PRESENTATION

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

The interim consolidated financial statements for the six months ended February 28, 2014 are unaudited. These consolidated financial statements  are prepared in accordance with requirements for unaudited interim periods, and consequently do not include all disclosures required to be in conformity with accounting principles generally accepted in the United States of America. The results of operations for the interim periods are not necessarily indicative of the results to be expected for the fiscal year ended August 31, 2014. In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature. These interim consolidated financial statements should be read in conjunction with the financial statements included in our Annual Report on Form 10-K for the year ended August 31, 2013 filed with the Securities and Exchange Commission on February 21, 2014.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation

These consolidated financial statements include the accounts of CorTronix Biomedical Advancement Technologies Inc., and its wholly-owned subsidiary, CorTronix Technologies Inc. All intercompany balances and transactions have been eliminated in consolidation.

Development- Stage

CorTronix Biomedical Advancement Technologies Inc. is a development-stage company as defined in Accounting Standards Codification (“ASC”) 915 Development-Stage Entities, as it is developing an advanced telemetric system used to transmit, analyze, report and store all types and variations of physiological studies. There have been no revenues from planned principal operations or sales from August 3, 2012 (date of inception) through to February 28, 2014. Consequently, cumulative amounts are presented in these consolidated financial statements.

Cash and Cash Equivalents

For purposes of the consolidated statement of cash flows, the Company considers all highly liquid debt instruments purchased with an original maturity of three months or less to be cash equivalents.

CORTRONIX BIOMEDICAL ADVANCEMENT TECHNOLOGIES INC.
 (A Development Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
February 28, 2014

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

Income Taxes

The Company utilizes the liability method of accounting for income taxes. Under the liability method, deferred tax assets and liabilities are determined based on the differences between financial reporting and the tax bases of the assets and liabilities and are measured using the enacted tax rates and laws that will be in effect, when the differences are expected to reverse. An allowance against deferred tax assets is recorded, when it is more likely than not, that such tax benefits will not be realized. As of February 28, 2014, the Company had a deferred tax asset and related valuation allowance of $2,258,140, which begins to expire in 2032, related to its current operations.

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
February 28, 2014

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

Recent Accounting Pronouncements

There are several new accounting pronouncements issued by the Financial Accounting Standards Board (“FASB”) which are not yet effective. Each of these pronouncements, as applicable, has been or will be adopted by the Company. As of February 28, 2014, none of these pronouncements is expected to have a material effect on the financial position, results of operations or cash flows of the Company.

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

CORTRONIX BIOMEDICAL ADVANCEMENT TECHNOLOGIES INC.
 (A Development Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
February 28, 2014

4.  PREPAID EXPENSES

The following table provides details of the Company’s prepaid expenses as of February 28, 2014 and August 31, 2013:

	February 28, 2014	August 31, 2013
Advances to manufacturer	60,377	60,377
	$60,377	$60,377

Prepaid expenses of $60,377 consist of amounts advanced to manufacturing firms with respect to the development of Corlink prototypes and manufacturing moulds.   As at the date of this report certain of the moulds have been completed and during September 2013 the prototype for CorTab was received, has been tested and is considered mostly functional and ready for trials.  The Company has made request for a statement of account from the manufacturers in order to capitalize qualifying expenditures.  As at the date of this report the requested statement has not yet been received.

5. PROPERTY AND EQUIPMENT

	February 28, 2014	August 31, 2013
Computer hardware and software	$6,191	$6,191
Testing equipment	10,701	10,701
Office furniture	5,087	5,087
Total	21,979	21,979
Accumulated depreciation	(4,341)	(1,017)
	$17,638	$20,962

6. LEASE AGREEMENT

On August 22, 2012, CorTronix leased office space in Hialeah, Florida on a one year lease with monthly rental payments of $1,814 per month including applicable taxes. The lease was renewed during the current year for a further term ending on August 22, 2014 with monthly rental payments of $1,869 per month including applicable taxes.

Subsequent to the period, the Company executed a lease termination agreement with the Landlord.  Under the terms of the termination agreement, the Company will be required to remit past due rent as of the date of termination totaling $10,684, as well as a penalty for early termination of two months’ rent totaling $3,738.  The security deposit held by the Landlord totaling $3,990 was immediately applied to the past due rent, leaving an amount payable of $10,432 on termination, which amount shall be settled as to $6,694 on April 30, 2014 and $3,738 no later than June 30, 2014.  The Company has allocated the security deposit on hand to past due rent effective February 28, 2014.

7. COMMITMENTS

On July 25, 2013, the Company entered into a marketing agreement with Global Investment Strategies S.A. LLC., a company with offices in Saudi Arabia (“GIS”) whereby GIS is granted the exclusive license for the Middle East and will provide support, management and personnel to make strategic introductions to end users of the Cortronix technologies, including but not limited to hospitals, government agencies, the military and certain airlines in the middle east and other countries.   The Company is not requested to pay any payments, fees, royalties or other consideration other than to issue a total of 52,500,000 shares of the common stock of the Company which were

CORTRONIX BIOMEDICAL ADVANCEMENT TECHNOLOGIES INC.
 (A Development Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
February 28, 2014

7. COMMITMENTS (continued)

issued on November 19, 2013.   The contract also gives GIS the right to appoint a member to the Board of Directors; however, no appointment has yet been made.  The agreement has an initial term of five years and renews automatically for an additional five years unless written notice is provided by either party.  The shares of common stock were valued at $0.08 per share, totaling $4,200,000, the fair market value of the shares on the date of issuance. The value was recorded as marketing expense.

On September 6, 2013, the Company entered into a consulting and investor relations agreement with Maplehurst Investment Group, LLC (“Maplehurst”).    The Company had previously, during November 2012, engaged Maplehurst to provide consulting and investor relations services for a fee of $5,000 per month.  Under the terms of the new agreement, the Company agreed to settle the outstanding amount of $40,000 under the contract with Maplehurst by way of the issuance of 10,000,000 shares of the common stock of the Company and Maplehurst agreed to provide services under the contract for an additional twelve month period for no further consideration.   The shares were issued on November 19, 2013.

8. LOANS PAYABLE

(1)	Loan payable from unrelated party

A summary of the principal balances of notes payable included in the consolidated balance sheet as of February 28, 2014:

Date	Principal
April 15, 2011	$50,000
May 6, 2011	50,000
May 26, 2011	31,000
September 30, 2011	49,798
October 5, 2011	3,903
November 5, 2011	8,570
November 7, 2011	50,000
January 10, 2012	1,995
March 12, 2012	21,320
March 27, 2012	200,000
April 5, 2012	6,214
April 10, 2012	100,000
July 6, 2012	6,573
November 9, 2012	150,000
February 4, 2013	50,000
April 2, 2013	40,000
$819,374

At February 28, 2014, there was a balance of $819,374 outstanding, due to an unrelated third party.  These notes each have a one year term, bearing interest at ten (10%) percent per annum and are payable in full on the anniversary date.  The accrued interest for the three and six months period ended February 28, 2014 was $20,204 and $40,632, respectively  (February 28, 2013 - $18,997 and $33,621).  The Company did not make any payments towards accrued interest in the period, leaving an amount of $157,105 (August 31, 2013 - $116,473) reflected on the Company’s balance sheet as Accrued Interest.

CORTRONIX BIOMEDICAL ADVANCEMENT TECHNOLOGIES INC.
 (A Development Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
February 28, 2014

8. LOANS PAYABLE (Continued)

(1)	Loan payable from unrelated party (continued)

Certain of these loans with a principal balance totaling $779,374 are due and payable in the current period.  At the maturity dates, the lender has verbally agreed to convert the loans to “demand” loans, with interest continuing to accrue until such time as they are paid in full.

(2)	Loan payable from shareholder

On December 30, 2013, the Company received funds in the amount of $15,500 from Global Investment Strategies S.A. LLC, a shareholder of the Company. The loan is a one-year unsecured promissory note with interest at a rate of 18% per 365 day period. After the maturity date, the note shall accrue interest at a rate of 18%, payable semi-annually, plus a penalty of 6% per 30 day period. Should the principal amount of the note and all accrued interest not be repaid within 30 days after the maturity date, the Company should pay a penalty in the form of shares of common stock equal to 18,750 shares per month pro-rated daily.

The accrued interest on this loan for the three and six months period ended February 28, 2014 was $458. The Company did not make any payments towards accrued interest in the period, leaving an amount of $458 reflected on the Company’s balance sheet as Accrued Interest.

9. SIGNIFICANT TRANSACTIONS WITH RELATED PARTIES

A former officer and director and 11% shareholder was due an amount totaling $34,358 (August 31, 2013 - $34,358) which amount bears no interest, is unsecured and payable on demand.

On August 3, 2012, the Company entered into a consulting agreement with Mr. Yoel Palomino, director and officer of the Company. Under the terms of the agreement, the Company will pay an annual salary of $125,000 to Mr. Palomino, payable weekly. During the six month period ended February 28, 2014, the Company accrued management fees of $62,500 (February 28, 2013 - $62,500). The Company did not make any cash payments to Mr. Palomino in the period, leaving $79,327 (August 31, 2013 – $16,827) due and payable to Mr. Palomino pursuant to the agreement.

During the six month period ended February 28, 2014, Mr. Palomino further advanced the Company $4,228 in order to settle certain operating expenses payable as they came due. As of February 28, 2014, $54,878 (August 31, 2013 - $50,650) had been advanced by Mr. Palomino and was due for reimbursement.

During the six month period ended February 28, 2014, Mr. Jorge Saer, the Chief Technology Officer of the Company, invoiced a total amount of $24,000 (February 28, 2013 - $24,000) for project development services. The Company did not make any cash payments to Mr. Saer, leaving $36,000 (August 31, 2013 – $12,000) due and payable to Mr. Saer as at February 28, 2014.

During the six month period ended February 28, 2014, an amount of $77,125 from the salary and wage expenses for Yoel Palomino and Jorge Saer was attributed to research and development with respect to the Company’s software currently under development.

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

CORTRONIX BIOMEDICAL ADVANCEMENT TECHNOLOGIES INC.
 (A Development Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
February 28, 2014

10.  CAPITAL STOCK (Continued)

On November 19, 2013, we issued 10,000,000 shares of common stock at $0.001 per share in settlement of $40,000 due to Maplehurst (ref Note 7).   The shares of common stock were valued at $0.08 per share, totaling $800,000, the fair market value of the shares on the date of issuance. The excess value was recorded as a loss totaling $760,000.

On November 19, 2013, we issued a total of 52,500,000 shares of common stock to GIS. (ref Note 7) The shares of common stock were valued at $0.08 per share, totaling $4,200,000, the fair market value of the shares on the date of issuance. The value was recorded as marketing expense.

As at February 28, 2014, the Company had a total of 349,500,000 shares of common stock issued and outstanding.

11.  SUBSEQUENT EVENTS

On April 24, 2014 the Company received funds in the amount of $15,800 from a third party. The loan is a one-year unsecured promissory note with interest at a rate of 18% per 365 day period. After the maturity date, the note shall accrue interest at a rate of 18%, payable semi-annually, plus a penalty of 6% per 30 day period. Should the principal amount of the note and all accrued interest not be repaid within 30 days after the maturity date, the Company should pay a penalty in the form of shares of common stock equal to 18,750 shares per month pro-rated daily.

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

Three months ended February 28, 2014 and 2013

During the three months ended February 28, 2014 and 2013 we earned no revenues from operations.  For the three month period ended February 28, 2014 we incurred losses from operations of $67,093 and a net loss of $87,755  as compared to losses from operations of $97,353  and a net loss of $116,350 for the three months  ended February 28, 2013.  The decrease in losses for the three months ended February 28, 2014 over the comparable period ended February 28, 2013 is related to a reduction in professional fees and other general and administrative expenses as the Company curtailed some of its operations while raising capital for ongoing project development.  Salaries and wages were slightly reduced period over period to $43,250 (2014) as compared to $49,141 (2013), professional fees decreased from $20,897 (February 28, 2013) to $14,009 at February 28, 2014, general and administrative expenses also decreased from  $27,061 (February 28, 2014) to $3,172 at February 28, 2014  while depreciation increased from $254 (February 28, 2013)  to $1662 at February 28, 2014 and the Company incurred marketing expenses of $5,000 in the current three month period with no similar expenditure in the prior comparative period in 2013.  Our net loss includes an interest expense of $20,662 for the three months ended February 28, 2014 as compared to an interest expense of $18,997 for the comparable period ended  February 28, 2013.

Six months ended February 28, 2014 and 2013

During the six months ended February 28, 2014 and 2013 we earned no revenues from operations.  During the period ended February 28, 2014 we incurred losses from operations of $4,324,457  and a net loss of $5,125,547 as compared to losses from operations of $184,952  and a net loss of $218,573 for the six months  ended February 28, 2013.  The substantial increase in losses for the six months ended February 28, 2014 over the comparable period ended February 28, 2013  is related to the Company progressing its business and the entry into a marketing agreement whereby the Company issued shares which were valued at $0.08 as of the date of issuance for a total consideration of $4,200,000 allocated to marketing expenses.  There were no similar expenditures in the prior comparative six month period.  Salaries and wages were slightly decreased period over period at $92,391 at February 2013 compared to $86,500 at February 2014, professional fees decreased from $33,603

(February 28, 2013) to $14,119 at February 28, 2014, general and administrative expenses also decreased from  $58,449 (2013) to $15,514 (2014)  while depreciation increased from $509 (2013) to $3,324 (2014).  The Company also incurred a further $5,000 in marketing expenses during the current six month period ended February 28, 2014, with no similar expenses in the prior comparative period ended February 28, 2013.  Not taking into account the total expense of $4,205,000 in marketing costs, our expenses for operations decreased from $183,952 for the six month period ended February 28, 2013 to $119,457 at February 28, 2014.    Our net loss includes an interest expense of $41,090 for the six months ended February 28, 2014, as compared to an interest expense of $33,621 for the comparable period ended  February 28, 2013 and a loss on debt settlement of $760,000 for the current six months ended February 28, 2014 with no comparable expense in the prior comparative period ended February 28, 2013 .   The $760,000 recorded as a loss on debt settlement was due to the issuance of shares to retire $40,000 in debt, which 10,000,000 shares were valued  on issue date at the market value of  $0.08 per share.

Period from inception, August 3, 2012 to February 28, 2014

Our revenues since inception to date have been $nil.  Since inception, losses from operations have totaled $4,700,070 and we have net loss of $5,575,726.  We expect to continue to incur losses as a result of continued research and development expenses for our technology, marketing and manufacturing expenses and as a result of expenditures for general and administrative activities while we remain in the development stage.

Liquidity and Capital Resources

As of the six months ended February 28, 2014 we had $16 cash on hand, prepaid expenses of $60,377 and a working capital deficiency of $1,195,066 as compared to our fiscal year ended August 31, 2013, when we had approximately $640 in cash, prepaid expenses of $60,377 and a working capital deficiency of $1,076,233   During the six months ended February 28, 2014  we used net cash of $16,124  in operating activities compared to $218,049 during the six months ended February 28, 2013.

During the six months ended February 28, 2014, we received $15,500 by way of loans from an unrelated third party in order to fund operations with $200,000 in comparable loans received for the period ended February 28, 2013.  While the Company has been receiving funding from loans and from related party advances we have not received sufficient funds to meet our obligations as they become due.   This lack of available funding when needed has impacted not only on the development of our business but on our ability to meet our filing obligations with the requisite regulatory authorities.  There can be no assurance that we will be able to raise funding when required and we may not be able to continue operations.  The Company intends to seek additional funding by way of loans or equity financings.

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

We anticipate that we will require a minimum of $1,500,000 over the next twelve months in order to finalize the R&D on the majority of our products and to maintain public company operations and to pay our outstanding liabilities.   The Company believes that $600,000 would be sufficient funding if it did not have to repay its outstanding loans.  In that twelve month period we anticipate that we will have 4 out of 5 prototypes completed and in the approval process while continuing development of the final products. We are allocating a total of $183,000 for remaining R&D for the upcoming 12 months; however we may not expend the entire R&D budget over the twelve month period as it is dependent on the timelines for development of each product.   During the current six month period, an amount of $77,125 from salaries and consulting fees paid or accrued to Yoel Palomino and Jorge Saer was designated as R&D expenditures.    Following is an updated review of the status of the Company’s technology as of the date of this filing.    There has been no change in status from the information as provided in the Company’s Form 10-K filed on February 21, 2014.

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

An evaluation was conducted under the supervision and with the participation of our management of the effectiveness of the design and operation of our disclosure controls and procedures as of February 28, 2014. Based on that evaluation, our management concluded that our disclosure controls and procedures were not effective as of such date to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms.

Changes in Internal Control

There has been no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) that occurred during the six months ended February 28, 2014, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

CORTRONIX BIOMEDICAL ADVANCEMENT TECHNOLOGIES INC.

Date:	May 7, 2014	By:	/s/ Yoel Palomino
		Name:	Yoel Palomino
		Title:	Chief Executive Officer, Chief Financial Officer, President, Secretary, Treasurer and Director (Principal Executive Officer, Principal Financial and Principal Accounting Officer)