Form 10-Q
period 2014-05-31
Cortronix Biomedical Advancement Technologies Inc.
filed 2014-08-01
CIK 1380713

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended May 31, 2014

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

Yes [ ] No [ ]

APPLICABLE ONLY TO CORPORATE ISSUERS

349,500,000 shares of common stock issued and outstanding as of July 31, 2014
(Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.)

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

PART I – FINANCIAL INFORMATION

ITEM 1.               FINANCIAL STATEMENTS

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions for Form 10-Q and Article 210 8-03 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.  In the opinion of management, all adjustments considered necessary for a fair presentation have been included.  All such adjustments are of a normal recurring nature.  Operating results for the nine month period ended May 31, 2014 are not necessarily indicative of the results that may be expected for the fiscal year ending August 31, 2014.  For further information refer to the consolidated financial statements and footnotes thereto included in our Company’s Annual Report on Form 10-K for the fiscal year ended August 31, 2013.

CORTRONIX BIOMEDICAL ADVANCEMENT TECHNOLOGIES INC.

CONSOLIDATED BALANCE SHEETS

	May 31, 2014 (Unaudited)	August 31, 2013
ASSETS
Current assets
Cash	$760	$640
Prepaid expenses	60,377	60,377
Total current assets	61,137	61,017

Security deposit	-	3,390
Equipment and furniture, net	15,976	20,962
Total Assets	$77,113	$85,369

LIABILTIES AND STOCKHOLDERS’ DEFICIENCY
Current liabilities
Accounts payable and accrued liabilities	$47,207	$77,625
Accounts payable and accrued liabilities, related parties	158,577	28,827
Accrued interest	179,200	116,473
Payroll liabilities	9,943	9,943
Advances from related parties	89,334	85,008
Notes payable	850,674	819,374
Total Current Liabilities	1,334,935	1,137,250

STOCKHOLDERS’ DEFICIENCY
Common stock: 800,000,000 shares authorized, at $0.001 par value 349,500,000 and 287,000,000 shares issued and outstanding at May 31, 2014 and August 31, 2013, respectively	349,500	287,000
Capital in excess of par value	4,048,798	(888,702)
Deficit accumulated during the development stage	(5,656,120)	(450,179)
Total Stockholders’ Deficiency	(1,257,822)	(1,051,881)
Total Liabilities and Stockholders’ Deficiency	$77,113	$85,369

The accompanying notes are an integral part of these financial statements.

CORTRONIX BIOMEDICAL ADVANCEMENT TECHNOLOGIES INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
For the three and nine months ended May 31, 2014 and 2013

	Three months ended May 31,		Nine months ended May 31,
	2014	2013	2014	2013

REVENUE	$-	$-	$-	$-

EXPENSES
Professional fees	3,086	4,141	17,205	37,744
Patent fees	-	19,742	-	19,742
Salary and wages	43,250	44,905	129,750	137,296
Depreciation	1,662	254	4,986	763
Marketing expenses	274	-	4,205,274	-
Other general and administrative expenses	10,485	23,310	25,999	81,759
OPERATING LOSS	(58,757)	(92,352)	(4,383,214)	(277,304)

Other income and expense
Interest expense	(21,637)	(20,290)	(62,727)	(53,912)
Loss on debt settlement	-	-	(760,000)	-

NET LOSS	$(80,394)	$(112,642)	(5,205,941)	(331,216)

Basic and diluted loss per share	$(0.00)	$(0.00)	(0.02)	(0.00)

Weighted average number of shares outstanding, basic and diluted	349,500,000	287,000,000	331,184,982	282,487,179

The accompanying notes are an integral part of these financial statements.

CORTRONIX BIOMEDICAL ADVANCEMENT TECHNOLOGIES INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS
For the nine months ended May 31, 2014 and 2013

	Nine Months ended May 31, 2014	Nine Months ended May 31, 2013

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(5,205,941)	$(331,216)
Adjustments to reconcile net loss to net cash (used in) operating activities:
Shares issued for marketing expenses	4,200,000	-
Loss on shares issued for settlement of accounts payable	760,000	-
Depreciation	4,986	763
Change in operating assets and liabilities:
Accrued interest	62,727	53,912
Damage deposit	3,390	-
Prepaid expenses	-	(65,168)
Payroll liabilities	-	1,038
Advances from related party	4,326	-
Accounts payable and accrued liabilities	9,582	32,308
Accounts payable – related parties	129,750	27,829
Net cash provided by (used) in operating activities	(31,180)	(280,534)

CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition of equipment and furniture	-	(14,019)
Cash from acquisition	-	22,889
Net cash provided by ( used) in investing activities	-	8,870

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from notes	31,300	240,000
Proceeds from issuance of common stock	-	-
Net cash provided by financing activities	31,300	240,000

Increase (decrease) in cash during the period	120	(31,664)
Cash, beginning of period	640	31,686
Cash, end of period	$760	$22

Supplemental disclosure of non-cash investing activities:
Shares issued to settle accounts payable	$40,000	$-
Accounts payable acquired from reverse acquisition	-	19,702
Accrued interest acquired from reverse acquisition	-	41,907
Advances from related parties acquired from reverse acquisition	-	34,358
Notes payable acquired from reverse acquisition	-	579,373
Loan receivable	-	(50,000)
	$40,000	$625,340

The accompanying notes are an integral part of these financial statements.

CORTRONIX BIOMEDICAL ADVANCEMENT TECHNOLOGIES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
May 31, 2014

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

2. USE OF ESTIMATES IN THE PREPARATION OF FINANCIAL STATEMENTS

The preparation of financial statements in conformity with generally accepted accounting principles (GAAP) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

CORTRONIX BIOMEDICAL ADVANCEMENT TECHNOLOGIES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
May 31, 2014

3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

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

Income Taxes

The Company utilizes the liability method of accounting for income taxes. Under the liability method, deferred tax assets and liabilities are determined based on the differences between financial reporting and the tax bases of the assets and liabilities and are measured using the enacted tax rates and laws that will be in effect, when the differences are expected to reverse. An allowance against deferred tax assets is recorded, when it is more likely than not, that such tax benefits will not be realized. As of May 31, 2014, the Company had a deferred tax asset and related valuation allowance of $2,285,474, which begins to expire in 2032, related to its current operations.

Section 382 of the Internal Revenue Code imposes limitations on net loss carryforwards when there is a change in control. Due to the change of business and management, the Company has assumed loss carryforwards related to the Company’s prior operations will not be available to offset future taxable income.

CORTRONIX BIOMEDICAL ADVANCEMENT TECHNOLOGIES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
May 31, 2014

3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

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

Recent Accounting Pronouncements

On June 10, 2014, The Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update No. 2014-10, Development Stage Entities (Topic 915): Elimination of Certain Financial Reporting Requirements, Including an Amendment to Variable Interest Entities Guidance in Topic 810, consolidation removes all incremental financial reporting requirements from GAAP for development stage entities, including the removal of Topic 915 from the FASB Accounting Standards Codification. For the first annual period beginning after December 15, 2014, the presentation and disclosure requirements in Topic 915 will no longer be required for the public business entities. The revised consolidation standards are effective one year later, in annual periods beginning after December 15, 2015. Early adoption is permitted. The Company has adopted the amendment.

There are several new accounting pronouncements issued by the Financial Accounting Standards Board (“FASB”) which are not yet effective. Each of these pronouncements, as applicable, has been or will be adopted by the Company. As of May 31, 2014, none of these pronouncements is expected to have a material effect on the financial position, results of operations or cash flows of the Company.

4. GOING CONCERN

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

CORTRONIX BIOMEDICAL ADVANCEMENT TECHNOLOGIES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
May 31, 2014

5.  PREPAID EXPENSES

The following table provides details of the Company’s prepaid expenses as of May 31, 2014 and August 31, 2013:

	May 31, 2014	August 31, 2013
Advances to manufacturer	60,377	60,377
	$60,377	$60,377

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

6. PROPERTY AND EQUIPMENT

	May 31, 2014	August 31, 2013
Computer hardware and software	$6,191	$6,191
Testing equipment	10,701	10,701
Office furniture	5,087	5,087
Total	21,979	21,979
Accumulated depreciation	(6,003)	(1,017)
	$15,976	$20,962

7. LEASE AGREEMENT

On August 22, 2012, CorTronix leased office space in Hialeah, Florida on a one year lease with monthly rental payments of $1,814 per month including applicable taxes. The lease was renewed during the current year for a further term ending on August 22, 2014 with monthly rental payments of $1,869 per month including applicable taxes.

On April 25, 2014, the Company executed a lease termination agreement with the Landlord.  Under the terms of the termination agreement, the Company will be required to remit past due rent as of the date of termination totaling $10,684, as well as a penalty for early termination of two months’ rent totaling $3,738.  The security deposit held by the Landlord totaling $3,990 was immediately applied to the past due rent, leaving an amount payable of $10,432 on termination, which amount shall be settled as to $6,694 on April 30, 2014 and $3,738 no later than June 30, 2014.  The Company made cash payment of $7,694 in respect to the termination agreement, leaving $2,738 in the current accounts payable.

8. COMMITMENTS

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

CORTRONIX BIOMEDICAL ADVANCEMENT TECHNOLOGIES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
May 31, 2014

8. COMMITMENTS (continued)

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

9. LOANS PAYABLE

(1)	Loan payable from unrelated party

A summary of the principal balances of notes payable included in the consolidated balance sheet as of May 31, 2014:

Date	Principal
April 15, 2011	$50,000
May 6, 2011	50,000
May 26, 2011	31,000
September 30, 2011	49,798
October 5, 2011	3,903
November 5, 2011	8,570
November 7, 2011	50,000
January 10, 2012	1,995
March 12, 2012	21,320
March 27, 2012	200,000
April 5, 2012	6,214
April 10, 2012	100,000
July 6, 2012	6,573
November 9, 2012	150,000
February 4, 2013	50,000
April 2, 2013	40,000
$819,374

At May 31, 2014, there was a balance of $819, 374 outstanding, due to an unrelated third party.  These notes each have a one year term, bearing interest at ten (10%) percent per annum and are payable in full on the anniversary date.  The accrued interest for the three and nine month periods ended May 31, 2014 was $20,653 and $61,285, respectively  (May 31, 2013 - $20,290 and $53,912).  The Company did not make any payments towards accrued interest in the period, leaving an amount of $177,758 (August 31, 2013 - $116,473) reflected on the Company’s balance sheet as Accrued Interest.

CORTRONIX BIOMEDICAL ADVANCEMENT TECHNOLOGIES INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
May 31, 2014

9. LOANS PAYABLE (Continued)

(1)	Loan payable from unrelated party (continued)

The total principal balance of the loans in the amount of $819,374 is currently due and payable.  At the maturity dates, the lender has verbally agreed to convert the loans to “demand” loans, with interest continuing to accrue until such time as they are paid in full.

(2)	Loan payable from shareholder

On December 30, 2013 and On April 24, 2014, the Company received funds in the amount of $15,500 and $15,800, respectively, from Global Investment Strategies S.A. LLC, a shareholder of the Company. Each of the loans is a one-year unsecured promissory note with interest at a rate of 18% per 365 day period. After the maturity date, each of the notes shall accrue interest at a rate of 18%, payable semi-annually, plus a penalty of 6% per 30 day period. Should the principal amount of the note and all accrued interest not be repaid within 30 days after the maturity date, the Company should pay a penalty in the form of shares of common stock equal to 18,750 shares per month pro-rated daily.

The accrued interest on these loans for the three and nine months period ended May 31, 2014 was $984 and $1,442, respectively. The Company did not make any payments towards accrued interest in the period, leaving an amount of $1,442 reflected on the Company’s balance sheet as Accrued Interest.

10. SIGNIFICANT TRANSACTIONS WITH RELATED PARTIES

A former officer and director and 11% shareholder was due an amount totaling $34,358 (August 31, 2013 - $34,358) which amount bears no interest, is unsecured and payable on demand.

On August 3, 2012, the Company entered into a consulting agreement with Mr. Yoel Palomino, director and officer of the Company. Under the terms of the agreement, the Company will pay an annual salary of $125,000 to Mr. Palomino, payable weekly. During the nine month period ended May 31, 2014, the Company accrued management fees of $93,750 (May 31, 2013 - $93,750). The Company did not make any cash payments to Mr. Palomino in the period, leaving $127,404 (August 31, 2013 – $16,827) due and payable to Mr. Palomino pursuant to the agreement.

During the nine month period ended May 31, 2014, Mr. Palomino further advanced the Company $4,326 in order to settle certain operating expenses payable as they came due. As of May 31, 2014, $54,976 (August 31, 2013 - $50,650) had been advanced by Mr. Palomino and was due for reimbursement.

During the nine month period ended May 31, 2014, Mr. Jorge Saer, the Chief Technology Officer of the Company, invoiced a total amount of $36,000 (May 31, 2013 - $36,000) for project development services. The Company did not make any cash payments to Mr. Saer, leaving $48,000 (August 31, 2013 – $12,000) due and payable to Mr. Saer as at May 31, 2014.

During the nine month period ended May 31, 2014, an amount of $115,688 from the salary and wage expenses for Yoel Palomino and Jorge Saer was attributed to research and development with respect to the Company’s software currently under development.

11.  CAPITAL STOCK

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
 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
May 31, 2014

11.  CAPITAL STOCK (Continued)

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

As at May 31, 2014, the Company had a total of 349,500,000 shares of common stock issued and outstanding.

12.  SUBSEQUENT EVENTS

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

Three months ended May 31, 2014 and 2013

During the three months ended May 31, 2014 and 2013 we earned no revenues from operations.  For the three month period ended May 31, 2014 we incurred losses from operations of $58,757 and a net loss of $80,394 as compared to losses from operations of $92,352 and a net loss of $112,642 for the three months ended May 31, 2013.  The decrease in losses for the three months ended May 31, 2014 over the comparable period ended May 31, 2013 is related to a reduction in professional fees and other general and administrative expenses as the Company curtailed some of its operations while raising capital for ongoing project development.  Salaries and wages were slightly reduced period over period to $43,250 (2014) as compared to $44,905 (2013), professional fees decreased from $4,141 (May 31, 2013) to $3,086 at May 31, 2014, general and administrative expenses also decreased from  $27,061 (May 31, 2014) to $3,172 at May 31, 2014 as a result of the termination of our office lease in the current fiscal year,  while depreciation increased from $254 (May 31, 2013)  to $1662 at May 31, 2014.  Our net loss includes an interest expense of $21,637 for the three months ended May 31, 2014 as compared to an interest expense of $20,290 for the comparable period ended May 31, 2013.

Nine months ended May 31, 2014 and 2013

               During the nine months ended May 31, 2014 and 2013 we earned no revenues from operations.  During the period ended May 31, 2014 we incurred losses from operations of $4,383,214 and a net loss of $5,205,941 as compared to losses from operations of $277,304 and a net loss of $331,216 for the nine months ended May 31, 2013.  The substantial increase in losses for the nine months ended May 31, 2014 over the comparable period ended May 31, 2013 is related to the Company progressing its business and the entry into a marketing agreement whereby the Company issued shares which were valued at $0.08 per share as of the date of issuance for a total consideration of $4,200,000 which has been allocated to marketing expenses.  There were no similar expenditures in the prior comparative nine month period.  Salaries and wages were slightly decreased period over period at $137,296 at May 31, 2014 compared to $129,750 at May 31, 2014, professional fees decreased from $37,744 (May 31, 2013) to $17,205 at May 31, 2014, general and administrative expenses also decreased from  $81,759 (2013) to $25,999 (2014)  while depreciation increased from $763 (2013) to $4,986 (2014).  The Company also incurred a further $5,274 in marketing expenses during the current nine month period ended May 31, 2014, with no similar expenses in the prior comparative period ended May 31, 2013.  Not taking into account the total expense of $4,205,274 in marketing costs, our expenses for operations decreased from $277,304 for the nine month period ended May 31, 2013 to $177,942 at May 31, 2014.    Our net loss includes an interest expense of $62,727 for the nine months ended May 31, 2014, as compared to an interest expense of $53,912 for the comparable period ended  May 31, 2013 and a loss on debt settlement of $760,000 for the current nine months ended May 31, 2014 with no comparable expense in the prior comparative period ended May 31, 2013.   The $760,000 recorded as a loss on debt settlement was due to the issuance of shares to retire $40,000 in debt, which 10,000,000 shares were valued on issue date at the market value of $0.08 per share.

Liquidity and Capital Resources

As of the nine months ended May 31, 2014 we had $760 cash on hand, prepaid expenses of $60,377 and a working capital deficiency of $1,273,798 as compared to our fiscal year ended August 31, 2013, when we had approximately $640 in cash, prepaid expenses of $60,377 and a working capital deficiency of $1,076,233   During the nine months ended May 31, 2014  we used net cash of $31,180  in operating activities compared to $280,534 during the nine months ended May 31, 2013.

During the nine months ended May 31, 2014, we received funds totaling $31,300 by way of loans from an unrelated third party in order to fund operations with $240,000 in comparable loans received for the period ended May 31, 2013.  While the Company has been receiving funding from loans and from related party advances we have not received sufficient funds to meet our obligations as they become due.   This lack of available funding when needed has impacted not only on the development of our business but on our ability to meet our filing obligations with the requisite regulatory authorities.  There can be no assurance that we will be able to raise funding when required and we may not be able to continue operations.  The Company intends to seek additional funding by way of loans or equity financings.

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

We anticipate that we will require a minimum of $1,500,000 over the next twelve months in order to finalize the R&D on the majority of our products and to maintain public company operations and to pay our outstanding liabilities.   The Company believes that $600,000 would be sufficient funding if it did not have to repay its outstanding loans.  In that twelve month period we anticipate that we will have 4 out of 5 prototypes completed and in the approval process while continuing development of the final products. We are allocating a total of $183,000 for remaining R&D for the upcoming 12 months; however we may not expend the entire R&D budget over the twelve month period as it is dependent on the timelines for development of each product.   During the current nine month period, an amount of $115,688 from salaries and consulting fees paid or accrued to Yoel Palomino and Jorge Saer was designated as R&D expenditures.    Following is an updated review of the status of the Company’s technology as of the date of this filing.    There has been no change in status from the information as provided in the Company’s Form 10-K filed on February 21, 2014.

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

An evaluation was conducted under the supervision and with the participation of our management of the effectiveness of the design and operation of our disclosure controls and procedures as of May 31, 2014. Based on that evaluation, our management concluded that our disclosure controls and procedures were not effective as of such date to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms.

Changes in Internal Control

There has been no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) that occurred during the nine months ended May 31, 2014, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

CORTRONIX BIOMEDICAL ADVANCEMENT TECHNOLOGIES INC.

Date:	August 1, 2014	By:	/s/ Yoel Palomino
		Name:	Yoel Palomino
		Title:	Chief Executive Officer, Chief Financial Officer, President, Secretary, Treasurer and Director (Principal Executive Officer, Principal Financial and Principal Accounting Officer)